Form 10KSB
period 1995-09-30
QUALITY PRODUCTS INC
filed 1997-04-03
CIK 843462

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED))

For the fiscal year ended           September 30, 1995
                          ----------------------------
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                               to

                         Commission file number 0-18145

                             QUALITY PRODUCTS, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                          75-2273221
(state or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

            560 Dublin Avenue
            Columbus, OH                                      43215
(Address of principal executive offices)                    (Zip Code)


                                 (614) 228-8120
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
            None                                           None

            Securities registered under to Section 12(g) of the Act:

                         COMMON STOCK, $.00001 PAR VALUE
                                (Title of Class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[ X ]
            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            The issuer's revenue for its most recent fiscal year was $5,407,956.

            The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 1995, was $494,223 based on the average of the bid and asked price of $0.25 as reported by the NASDAQ electronic bulletin board on such date.


As of September 30, 1995, there were 1,976,931 shares of Common Stock, $.00001 Par Value issued and outstanding.

                             QUALITY PRODUCTS, INC.
                                   FORM 10-KSB

                                     PART I

ITEM 1.     BUSINESS

GENERAL

                        Quality Products, Inc. (the "Company") is a holding company. The Company's sole operating subsidiary is QPI Multipress, Inc. ("Multipress"), a manufacturer of hydraulic presses and accessories. The Company's other operating subsidiaries all discontinued operations shortly after the end of the fiscal year ended September 30, 1995. These subsidiaries are Technical Metals Company ("TMC"), a steel processor, Q.P.I. Consumer Products Corporation ("Consumer Products"), a manufacturer of foam recreational products and Quality Toys, Inc. ("Toys") a manufacturer of toys. The Company also owns a non-operating subsidiary, American Liberty Mining Corporation ("ALMC") which holds certain zinc mining claims.

A more detailed discussion of the Company and its subsidiaries follows. The information set forth herein gives effect to the one for four (1 for 4) reverse split effected on November 30, 1994.

RECENT DEVELOPMENTS

In 1992 and 1993, the Company embarked upon an ambitious expansion program. In 1992, the Company acquired Playtime Toys, Inc., a manufacturer of foam-related products, primarily toys and educational products, in a stock for stock merger. In 1993, Consumer Products acquired PI Consumer Products Corporation in a stock for stock merger, thereby growing its consumer products manufacturing operations. In December 1993, the Company acquired TMC Corporation for 78,750 shares of the Company's common stock plus approximately $6.8 million cash to pay TMC debt. These acquisitions resulted in revenue growth from $12,175,683 in fiscal 1993 to $36,531,875 in fiscal 1994. However, the cost of the acquisitions, together with the Company's decision to borrow approximately $5.3 million in April 1994 to repurchase its common stock, combined to severely limit the Company's and its subsidiaries' working capital. Furthermore, Consumer Products and Quality Toys changed, from marketing through distribution sales arrangements to the costly creation of a direct sales force and implementation of a manufacturers representative network, both of which proved to be costly failures. The subsidiaries' unanticipated operating losses and borrowings to repurchase stock led to the Company's inability to raise additional capital by the end of fiscal 1994, which impaired the abilities of TMC and Consumer Products to realize potential profitability. In March 1995, as a result of shareholder dissatisfaction with management, Messrs. Renaldo, James Keefe, Greg Tamborello and Lorne Durkett, constituting all the directors of the Company, resigned all their positions with the Company. Messrs. Tom Raabe, Micah Eldred, Bruce Daigle and Jon Reuben were thereafter elected to serve as directors. Tom Raabe became President and CEO and Dan Sullivan continued to serve as chief financial officer. This new management group was faced with the task of resolving the Company's debt crisis while defending numerous creditor and stockholder lawsuits brought against the Company and former management. The Company's financial condition and results of operations continued to worsen. The Company was also saddled with economically unviable long term leases and contracts and a new lawsuit brought by the former CEO, James Renaldo. The new management tried to continue to operate TMC and Consumer Products, but was unable to stem operating losses or reduce the Company's debt to Provident Bank, which had grown to $6-7 million throughout fiscal 1995. By the end of fiscal 1995, QPI Consumer Products Corporation was in bankruptcy and TMC Company was winding down and liquidating its assets.

In October 1995, Messrs. Daigle and Eldred resigned from the board of directors and Mr. Sullivan resigned as an officer and employee. In November 1995, the Company hired a turnaround consultant, Bruce Weaver to attempt to reorganize the Company's operations around its remaining profitable operating asset, Multipress. In February 1996, Mr. Weaver became a director and replaced Mr. Raabe as President and CEO. Since the end of fiscal year 1995, the Company has closed down all subsidiaries' operations except Multipress, liquidated its subsidiaries' other assets, repaid substantial debt and settled numerous other material obligations. While the Company is still saddled with serious financial problems, virtually all of which were inherited from the Company's previous management, the Company is in a stronger position to survive than at any time since the end of fiscal 1994.


QPI MULTIPRESS, INC.

On October 1, 1995 all of the operating assets and liabilities associated with the Multipress business were transferred to QPI Multipress, Inc., an Ohio corporation wholly owned by the Company.

Multipress manufactures industrial hydraulic bench presses, floor presses (together, referred to as "Multipresses" herein) and accessories used with Multipresses. The Company is one of the leading producers of industrial hydraulic "C" frame presses in the United States. Multipresses are used in a variety of industries, including automotive, appliance, abrasive materials, electrical and food compaction industries.

The current Multipress(R) line, which consists of 27 different standard models, is adaptable to CIM (Computer Integrated Manufacturing), a combination of hydraulic presses with robotics. Multipress(R) has provided turnkey operations to a number of Fortune 500 companies. Turnkey systems include a combination of any number of peripheral automation devices used in conjunction with a Multipress(R).

At least half the machines Multipress(R) ships are special or modified in some way to suit customer requirements. In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving plate can be furnished up to 600 ton capacity. Many special designs and configurations have been furnished in the 55 years Multipresses have been produced. These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, located around a large dial table.

Multipress(R) requires several different raw material components for its presses. Multipress(R) is not dependent on any one supplier for any of its key parts and believes that its relationship with its suppliers is satisfactory.

Historically, the automotive, appliance, and electrical industries have provided approximately 75% of sales revenues. Additionally, Multipresses have been integrated with automated robot systems developed by unrelated companies and used in assembly line systems. Multipress(R) competes in its market with about a half dozen other companies, none of which is overly dominant. Multipress(R) competes primarily based on its ability to customize its presses, the excellent quality and longevity of its product and its excellent service.

Multipress(R) markets its presses through an in house force consisting of three sales agents and through more than 25 non-exclusive sales representatives. Multipress' primary market has been Ohio, Michigan, Indiana and Illinois. However, sales are starting to diversify more as manufacturing is spread to the southeast and southwest part of the United States.

Multipress(R) does not market directly abroad, however it has sold some presses through sales representatives to customers overseas.

 No one customer accounted for more than 10% of sales in 1995.

Multipress'(R) backlog generally varies from quarter to quarter as customer purchasing is somewhat random. Multipress'(R) backlog at September 30, 1995 was approximately $482,000, which was lower than the average backlog of $800,000. The backlog is usually shipped within a few months from order.

QUALITY TOYS

Quality Toys (formerly known as QYP, Inc. and Playtime Toys, Inc.), a Nevada corporation, acquired a manufacturer of children's educational puzzles, toys and foam late in 1992. The purchase price for this acquisition was the issuance of 896,292 shares of the Company's common stock to the shareholders of the manufacturer.

At the time this entity was acquired in late 1992, it was still a development stage corporation, with assets consisting mainly of cash, inventory, property and equipment used in its operations.

During 1994 and early 1995 until operations ceased, Quality Toys had tried to market its products throughout the United States, through the use of manufacturers' representatives, via catalogues and directly to national retailers and selective overseas markets. Competition in this industry, which is based upon Consumers' ever-changing tastes, marketing and pricing, is intense and sales never materialized. Quality Toys attempted to expand sales through the use of licensing agreements, however overall Company liquidity problems had surfaced by that time, and Quality Toys was unable to capitalize on those agreements.

Quality Toys' projected sales levels were never achieved. In fiscal 1994, Quality Toys lost $2,158,000 on sales of $336,000.

Additionally, Quality Toys was dependent on a few key foam suppliers, access to which was critical to its success. As losses continued, these accounts fell past due and supplies of important foam were shut off. Accordingly, Quality Toys discontinued operations in early fiscal 1995. In February of 1995, Quality Toys' building in Fort Smith, Arkansas was sold for the assumption of the mortgage by the purchaser and 50,000 shares of Exsorbet, Inc., a publicly-traded company.

Q.P.I. CONSUMER PRODUCTS

The Company acquired QPI Consumer in 1993 in a stock for stock merger with PI Consumer Products. QPI Consumer manufactured and marketed a variety of consumer items and foam recreation products, including, water sports equipment, hunting and camping equipment, pool and spa products, decoys, flooring systems, exercise equipment, and children's toys. Marketing was done primarily through distributors until 1994, when QPI Consumer embarked on a costly and unsuccessful effort to establish a direct marketing capability through regional sales representatives supported by inside sales and marketing personnel. QPI Consumer's expenses soared while its sales did not, and QPI Consumer lost approximately $6 million in fiscal 1994.

During 1995, the operations of QPI Consumer became increasingly unprofitable, and the financial condition of the subsidiary deteriorated drastically. Sales continued to decrease due to increased competition, margins which were continually getting worse and new product line sales which did not materialize. Also substantial costs were incurred redesigning and packaging certain products, moving the operation from one facility to another. Significant inventory write downs were necessary due to excessive quantities of slow moving and end of line products on hand.

QPI Consumer experienced a severe cash crunch in fiscal 1995. The line of credit with the Company's secured lender was at its limit, no new cash sources were available, and key trade suppliers fell increasingly past due. QPI Consumer therefore decided to sell to a former officer and a former employee a product line known as Feather Flex, which manufactured and marketed a line of hunting decoys in an effort to alleviate some of the financial burden.

Problems became more serious and, on August 25, 1995, after attempting unsuccessfully to settle with its unsecured creditors as a class outside of bankruptcy court, certain unsecured creditors of QPI Consumer filed an involuntary petition under Chapter 11 of the Bankruptcy Code against QPI Consumer. On October 17, 1995, QPI Consumer filed a voluntary petition, thus converting the proceeding to a voluntary chapter 11 case. Then

QPI Consumer immediately began preparing a plan under Chapter 11 to conduct an orderly liquidation of the business. The liquidation was completed during fiscal 1996.

TMC (TMC)

During 1995 the operations of TMC experienced many of the same liquidity problems as did QPI Consumer. The problems were exacerbated by the many management changes that took place within TMC. Shortly after the acquisition the then President resigned taking with him several important customers. To remain competitive and quickly fill the void, TMC accepted work from customers at prices which reduced slim gross margins even further putting a strain on profitability.

TMC, which was a steel service center, was in an extremely competitive capital intensive business whose gross margins were slim. Also, customers were reducing the number of suppliers they were using, consolidating business into fewer and fewer suppliers. Automobile companies were putting more and more pressure on all suppliers to cut costs ever further. Accordingly, TMC started incurring losses.

Throughout fiscal 1995, TMC became increasingly unable to pay its bills as they fell due. TMC purchased the vast majority of its steel from one supplier and this account was falling further and further past due with every month. To compound the problem, the steel suppliers raised prices and contracts with customers and pressures to keep costs down meant TMC could not pass these increases on. Poor credit at this point prevented TMC from going elsewhere for steel supplies.

With costs of raw materials too high and no credit available, positive gross margins evaporated and trade accounts payable fell significantly past due. Most importantly the Company's primary source of steel was becoming more and more restricted, severely hindering operations. As TMC's problems became apparent to the steel industry, TMC began losing orders.

As TMC had become a drain upon the Company's resources by the end of fiscal 1995, management was left with no choice but to wind down the operations of TMC and liquidate its assets. This liquidation was completed in early fiscal 1996.



EMPLOYEES

The Company and its subsidiaries employed a total of 127 employees, of which 121 were full time employees as of September 30, 1995. Approximately 30 employees at TMC belonged to the Teamsters Union.



ITEM 2.           PROPERTY OF THE COMPANY

The following table provides certain information with respect to the principal plants and offices of the Company utilized during the year ended September 30, 1995. The properties were held under leases that have various terms and maturities, except the Melvindale, Michigan facility and the Fort Smith, Arkansas facility, which were owned. All properties are considered to be in good to satisfactory condition.

            Locations                  Descriptions

1718 East Seventh Avenue               A month to month lease of approximately
Suite 204                              2,000 square feet of office used as the
Tampa, Florida                         principal executive office of the
                                       Company. The lease was terminated in
                                       July 1996, paid in full.

3535 Medulla Road                      A month to month lease for approximately
Lakeland, Florida                      100,000 square feet of manufacturing,
                                       distribution, and office space used by
                                       QPI Consumer Products Corporation. The
                                       lease was terminated in July 1996.

560 Dublin Avenue                      A year to year lease for approximately
Columbus, Ohio                         50,000 square feet of manufacturing
                                       office space currently expiring July,
                                       1998 used by QPI Multipress Inc., and
                                       since August 1996 also used as the
                                       principal executive office of the
                                       Company.

18800 Meginnity                        Approximately 60,000 square feet of
Melvindale, MI  48122                  office and manufacturing space used by
                                       TMC. The building was sold in April
                                       1996.

3820 Northdale Executive               A six year lease expiring June, 2001 for
Centre, 3820 Northdale                 approximately 5,000 square feet of
Blvd., Suite 304B                      office space formerly used as the head
Tampa, Florida                         office of the Company. The Company moved
                                       out in June 1995, prior to the
                                       expiration of the lease, but has not
                                       re-let the premises.


7105 New Tampa Highway                 A long term lease of 250,000 square feet
Lakeland, Florida                      of warehouse and distribution and office
                                       space used by QPI Consumer Products
                                       Corp. QPI Consumer moved out in June
                                       1995 prior to the expiration of the
                                       lease, and settled the remaining term of the lease with the landlord.


Ft. Smith, Arkansas                    A facility owned by the Company's
                                       subsidiary Quality Toys, Inc. that was
                                       sold in February, 1995 for proceeds
                                       consisting of the assumption of the
                                       mortgage by the buyer of $373,324 and
                                       50,000 shares of common stock in a
                                       public company. Such shares were sold in 1997 for approximately $80,000.




ITEM 3.           LEGAL PROCEEDINGS

In early 1995, two putative class action and derivative action lawsuits (one by Bruce Daigle (who subsequently became a director of the Company) and the other by Bruce Balch) were filed against the Company and James Renaldo in the United States District Court for the Middle District of Florida, Tampa Division. Both complaints alleged the Company violated federal securities laws and Delaware law in connection with a proposed merger between the Company and Exsorbet, Inc. which merger was subsequently abandoned and that various publicly filed documents and press releases were misleading. In 1996, both cases were dismissed.

In March 1995, PI, Inc., sued the Company and its former president, James Renaldo, in the United States District Court for the Southern District of New York for the Company's failure to register shares of restricted stock issued to PI, Inc. in connection with a 1993 merger between the QPI Consumer and PI, Inc.'s subsidiary PI Consumer Products Corporation. The complaint was dismissed in December 1995 against the Company and Renaldo. In 1996, PI sued the Company on similar grounds in the United States District court for the Middle District of Florida, Tampa Division. The action was settled in August 1996, with the Company issuing PI a $500,000 long term 6% note, which is convertible by PI into the Company's common stock at $.75 to $1.00 per share.

In March 1995, Howard S. Klein sued the Company in the United States District Court, Eastern District of Pennsylvania for alleged lost profits on Company stock he purchased from 1989-1993, plus actual losses incurred. On October 3, 1996, the Court granted the Company summary judgment and dismissed the case against the Company. The plaintiff has appealed to the United States Court of Appeals for the Third Circuit. The appeal has been briefed and is scheduled for argument in June 1997. The Company believes the plaintiff's claims are meritless.

The SEC notified the Company of an investigation in 1994. In November 1996, the SEC filed an administrative action against the Company (SEC Case No. 3-9186), charging primarily that the Company (1) issued misleading press releases in March 1994 concerning a proposed agreement between Disney and QPI Consumer; (2) overstated the value of engineering drawings in financial statements contained in periodic SEC reports; and (3) failed to file periodic reports since the quarter ended June 30, 1995. The SEC and the Company settled all charges against the Company, without payment of any money by the Company, by a consent decree, entered April 1, 1997, whereby the Company neither admitted nor denied the charges and agreed to the entry of a "cease and desist" order that it not violate federal securities laws in the future.

During fiscal 1995, the Company moved out of its executive offices in Tampa with a remaining lease term through June 2001 at approximately $6,000 rent per month. The landlord sued the Company and obtained a judgment for past and future rents. Such liability could materially adversely effect the Company's financial condition.

During fiscal 1995, a creditor of QPI Consumer, the Brookwood Company threatened to sue the Company for approximately $130,000 for goods sold to QPI Consumer. Brookwood subsequently sued the Company in state court in Tampa, Florida, and trial is scheduled for May, 1997. While the Company believes its defenses are valid, a loss of such litigation could have a material adverse affect upon the Company's financial condition.

Various legal actions and proceedings are pending or are threatened against the Company and its subsidiaries. These actions and proceedings arise in the ordinary course of the Company's businesses. None of the litigation matters currently pending against the Company, standing alone, aside from the matters specifically discussed above, is deemed to be material by management of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The following table shows the high and low closing prices for the Company's Common Stock as reported by: (a) the NASDAQ Small Cap Market, for the period commencing October 1, 1994 through March 14, 1994; (b) the American Stock Exchange (the "ASE"), for the period commencing March 15, 1994 through March 31, 1995; and (c) the NASDAQ electronic bulletin board, for the period commencing August 1, 1995 through September 30, 1995. Such prices (except for those reported by the ASE) do not necessarily represent actual transactions and do not include retail markup, markdown or commissions.


                        1995                 High                 Low

First Quarter - December 31, 1994            10 1/2               7 1/8
Second Quarter - March 31, 1995               6 1/4               3 1/8
Third Quarter - June 30, 1995                    -- (1)              --(1)
Fourth Quarter - September 30, 1995             7/8                 1/8

                        1994                 High                 Low

First Quarter - December 31, 1993            61                   45
Second Quarter - March 31, 1994              51-1/2               29
Third Quarter - June 30, 1994                33-1/2               11 1/2
Fourth Quarter - September 30, 1994          21                    8-1/4

(1)  Trading was suspended throughout the third quarter of 1995.


            (b)  Approximate number of equity securities holders:

                                                         Approximate Number of
                                                         Record Holders (as of
                        Title of Class                   September 30, 1995)

Common Stock, $.00001 Par Value                                      1,210

            (c)  Dividends:

The Company paid no dividends in the year ending September 30, 1995. The Company paid a cash dividend of $.20 per share in the year ended September 30, 1994.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table sets forth the Company's operations by industry and the percentage increases (decreases) of such items as compared to the prior period (in thousands of dollars).

                                            Year                Percentage
                                     Ended September 30,     increase (decrease)
                                       1995       1994         1995     1994
                                        ----      ----         ----     ----

Net Sales
            Toys/Recreation             4,500      4,615       (2.5)   (38.7)
            Machine Tools               5,407      5,083        6.4      9.3
            Steel Service              23,924     26,834      (10.8)     N/A
                                      -------    -------       -----    -----
                                       33,831     36,532       (7.4)   200.0

Cost of Sales
            Toys/Recreation             5,530      7,273      (23.9)    51.5
            Machine tools               3,733      3,583        4.2      6.5
            Steel Service              23,083     24,873       (7.2)     N/A
                                      -------    -------      -----    -----
                                       32,346     35,729       (9.5)   337.6

Selling, General and Administrative
            Toys/Recreation             1,963      5,551      (64.6)   210.5
            Machine Tools                 666      1,245      (46.5)     3.0
            Steel Service               4,557      2,432       87.4      N/A
                                      -------    -------      -----    -----
                                        7,186      9,228      (22.1)   207.9

Operating Income (loss)
            Toys/Recreation            (2,993)    (8,209)     (63.5)  (976.1)
            Machine Tools               1,007        255      394.9    232.2
            Steel Service              (3,716)      (471)    (788.9)     N/A
                                      -------    -------      -----    -----

                                       (5,702)    (8,425)     (30.5)  (930.9)


Since TMC Company and QPI Consumer Products Corporation were in liquidation at September 30, 1995, their results for the year ended September 30, 1995 and assets and liabilities at September 30, 1995 have not been included in the consolidated financial statements of the Company except as one-line items, accounts receivable from liquidation. Accordingly the results for the period ended September 30, 1995 as compared to September 30, 1994 are significantly different.

Net sales for the year ended September 30, 1995 were $5,407,000 as compared to $36,532,000 the year ended September 30, 1994. Cost of goods sold were $3,733,000 as compared to $35,729,000 for the year ended September 30, 1994. The sharp decreases in both categories is due to the non-inclusion of the results of TMC and QPI Consumer Products as described above. Notwithstanding the decrease in sales, gross profit increased to $1,674,000 in fiscal 1995 because of the liquidation of the low and negative margin operations of TMC and QPI Consumer Products.

Sales for the Machine Tools subsidiary (Multipress) were $5,407,000 for the year ended September 30, 1995 as compared to $5,083,000 for the year ended September 30, 1994, an increase of 6.4%. Cost of Sales for the Machine Tools subsidiary was $3,733,000 as compared to $3,583,000 a year earlier an increase of 4.2% leaving a gross profit of $1,674,000 or 31% for the year ended September 30, 1995 as compared to $1,500,000 or 30% for the year ended September 30, 1994.

Selling, General and Administrative expenses fell from $9,228,000 for the year ended September 30, 1995 to $2,437,235 for the year ended September 30, 1994. The decrease is due to the discontinuance of the operations of TMC and QPI Consumer Products. Selling, General and Administrative expenses as a percentage of sales increased from 25% in fiscal 1994 to 45% in fiscal 1995 due to the time lag between the discontinuance of the operating subsidiaries and the resulting immediate drop in sales and the elimination of the related expenses. Corporate Selling, General and Administrative expenses were higher than the previous year due to the many changes in management throughout the year and the costs associated with that such as severance, travel and legal expenses. Additionally corporate expenses were at levels required to monitor all three subsidiaries even though the revenues from two of the subsidiaries, including the largest one in terms of revenue, TMC, are not included in revenues in the consolidated financial statements. Finally legal costs increased substantially due to negotiations with the secured lender and the increase in lawsuits brought against the Company.

The Company's other wholly owned subsidiary American Liberty Mining Corporation is currently a non-operating company. ALMC's assets consist exclusively of mining claims which contain non-economic probable and proven reserves of zinc. If market conditions improve, the company may pursue a sale or a joint venture of these mining claims. In the meantime, they are carried on the Company's books at no value.

Other expenses for the year ended September 30, 1995 consisted primarily of interest expense of $741,749. Interest expense for the year ended September 30 1994 was $263,183. Interest was much higher during the year ended September 30, 1995 due to the significantly higher levels of secured bank debt throughout the year. Secured bank debt levels were consistently between $5,000,000 and $7,000,000 throughout the period ended September 30, 1995 with the bulk of the debt incurred in late fiscal 1994 for the repurchase by the Company of its own common shares.

Interest expense was reduced slightly during the first quarter of fiscal 1996 to approximately $225,000, and reduced more significantly during the latter part of 1996 to approximately $40,000 per quarter, as a substantial portion of the proceeds from the liquidation of TMC and QPI Consumer Products was used to reduce the amount of secured debt.

At September 30, 1995 the Company was being charged interest at the rate of prime plus 3% with $10,000 monthly renewal fees.

Asset disclosed as property held for sale or rent on the September 30, 1994 financial statements were sold or written off in fiscal 1995. The mining claims owned by the Company's wholly owned subsidiary, American Liberty Mining Corporation were written off in the amount of $674,500 and the building held for sale in Ft. Smith, Arkansas was sold, realizing a loss in the amount of $287,329.


FINANCIAL CONDITION

At September 30, 1995, the Company had a working capital deficiency of $141,764 compared to working capital of $5,269,481 at September 30, 1994. The decrease at September 30, 1995 was due primarily to the use of working capital to support unprofitable operations in 1995, the nonrealization of certain current assets during fiscal 1995 and also the non-inclusion of the financial statements of TMC and QPI Consumer Products. TMC had a positive working capital position at September 30, 1994 due primarily to its inventory position, however this inventory position was written down substantially during 1995 and further write-downs were necessary upon the decision to liquidate.

At September 30, 1995, the Company had bank indebtedness of $6,459,218 plus an additional $333,202 owing to a former officer who had borrowed the amount from the same secured lender and lent the funds to the Company. Both of these amounts were due on demand at September 30, 1995.

In addition to the working capital problems, a number of creditors had commenced litigation against the Company and several significant leases had fallen past due. The Company required substantial additional funds to continue operations. To increase the availability of funds, the Company anticipated that it would attempt to i) reduce staffing and other costs, ii) sell additional assets, iii) reduce, renegotiate or otherwise extend the bank indebtedness, and iv) renegotiate, extend or settle other obligations.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 1995 and September 30, 1994, there were no disagreements on accounting and financial disclosure practices.

The company has previously reported: (a) pursuant to a Current Report on Form 8-K (the "Current Report") dated August 8, 1996 the termination of its relationship with KPMG Peat Marwick LLP; (b) pursuant to a Current Report dated August 8, 1996, the retention of Farber & Hass as the Company's auditors.

                                    PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            (a)  Identification of Directors

The names, principal occupation, and age of all Directors of the Company at September 30, 1995 are listed below:

            Name         Age         Principal Occupation      Director Since

Thomas Raabe             43          President                 March 1995 to October 1996

Jonathon Reuben          40          CPA                       June 1995

Micah Eldred             27          Stockbroker               March 1995 to October 1995

Bruce Daigle             35          Stockbroker               June 1995 to October 1995


            (b)  Identification of Executive Officers

The names, ages, and positions of all executive officers of the company at September 30, 1995 are listed below. All officers are appointed by the Board annually to serve for the ensuing year.

            Name           Age                      Positions and Offices

Daniel J. Sullivan         39           Vice President & CFO, and Secretary

Thomas Raabe               43           Chairman, President & CEO

Mark Prendergast           37           Vice President



Business Experience of Officers and Directors:

Mr. Sullivan joined Quality Products, Inc. as Vice President & CFO, in January, 1994. In 1993, Mr. Sullivan was Chief Financial Officer of a large industrial gas and equipment distributor headquartered in Tampa, Florida. Prior to 1993, he was Chief Financial Officer of Oshkosh Trailers, located in Bradenton, Florida.

Mr. Eldred was appointed to the Board of Directors of the Company and each of its subsidiaries on March 24, 1995 by Mr. Thomas Raabe who had been appointed the sole director on March 23, 1995. Mr. Eldred is and has been a Registered Securities Broker, Analyst and Trader with Raymond James Financial Inc. of St. Petersburg, Florida since 1990.

Mr. Raabe was appointed as the sole director of the Company on March 23, 1995 by the outgoing Board of Directors at the request of a dissident shareholders group. On March 24, 1995 Mr. Raabe appointed Mr. Eldred to the Board of Directors of the Company and subsequently the Board appointed Mr. Raabe as Chairman and Chief Executive Officer of the Company and each of its subsidiaries. Mr. Raabe is a practicing attorney who, for more than the past five years, has been self-employed in the Boulder, Colorado area specializing in securities law matters.

Mr. Daigle was appointed to the Board of Directors of the Company in June, 1995. Mr. Daigle has been a stockbroker with Edward D. Jones & Co. since 1993.

Mr. Prendergast was appointed a Vice President of the Company and President of QPI Consumer Products Corporation in March 1995 by the new Board of Directors. Previous to March 1995, Mr. Prendergast was a manufacturer's representative for a sporting goods Company in the Southeast United States since July 1994. Prior to that he was National Sales Manager for QPI Consumer Products Corporation and the predecessor Company to QPI Consumer Products, PI Consumer Products Corporation.

Mr. Reuben was appointed to the Board of Directors of the Company in June 1995. Mr. Reuben, for more than the past five years, has been a self-employed certified public accountant practicing in the Los Angeles, California area.

ITEM 10.                EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer during the fiscal year ended September 30, 1995. All amounts have been adjusted to reflect the 1:4 reverse stock split of November 30, 1994:

                           Summary Compensation Table


               (a)         (a)                              (b)        (c)           (d)          (e)

            Name      Position                            Year     Salary            Bonus       Other

James S. Renaldo      President (until                    1995       77,163                       3,518
                      March 1995)                         1994      139,334          71,875(1)

Thomas Raabe          Chairman &                          1995       60,775(2)
                      CEO (March - Sept. 1995)

Mark Prendergast      Vice President                      1995       49,613
                      President - QPI
                      Consumer Products
                      Corporation (March - Sept. 1995)

Daniel J. Sullivan    Chief Financial Officer             1995      109,577

(1)Stock Bonus

(2)Mr. Raabe was employed pursuant to a contract providing for an annual base salary of $120,000. In addition Mr. Raabe received or was provided with a Company apartment costing $7,800 and the use of a Company vehicle. These benefits are not included in the base salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 1995, the Company was not aware of any person who owned more than five per cent of any class of the Company's equity securities other than Prudential Securities who owned 5 shares or 84% of the Company's Preferred B stock.

At September 30, 1995, no Officer or Director of the company owned any equity of the company other than director Micah Eldred who owned 1,000 shares and Daniel Sullivan, the Company's Chief Financial Officer who owned 2,500 shares, including options to acquire 2,000 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kennedy, an officer of the Company, in July, 1993, borrowed $90,000 from the Company. The Note, which bore interest at 6% per anum, matured July, 1995. As of September 30, 1994, Mr. Kennedy repaid $29,897 in principal on the note, for a balance owing of $60,103. As of September 30, 1995, Mr. Kennedy was indebted to the Company in the amount of $63,709. In July, 1996, the note was assigned to a former director, Mr. Renaldo, as part of the settlement the Company reached with Mr. Renaldo.

In July, 1995, the Company provided a loan to Mr. Raabe in the amount of $20,000. During February 1996, $1,250 was repaid and subsequently the balance was forgiven as part of the settlement with Mr. Raabe's employment contract upon his resignation as a Director and Officer of the Company in 1996.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

Not applicable

                             QUALITY PRODUCTS, INC.
                               & SUBSIDIARIES

                             CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30, 1995 AND
                             FOR THE YEARS ENDED
                             SEPTEMBER 30, 1995 AND 1994
                             AND INDEPENDENT AUDITORS' REPORTS

                             QUALITY PRODUCTS, INC.
                                 & SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                         Page

INDEPENDENT AUDITORS' REPORT                                               1


INDEPENDENT AUDITORS' REPORT - KPMG PEAT MARWICK LLP                       2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet,
    September 30, 1995                                                    3-4

Consolidated Statements of Operations
  for the Years Ended September 30, 1995 and 1994                          5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended September 30, 1995 and 1994                          6

Consolidated Statements of Cash Flows
    for the Years Ended September 30, 1995 and 1994                       7-8

Notes to Consolidated Financial Statements                                9-21

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. and its subsidiaries (the "Company") as of September 30, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1995 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

FARBER & HASS

February 28, 1997

                             Independent Auditors' Report

The Board of Directors and Stockholders
Quality Products, Inc.

We have audited the accompanying consolidated balance sheet of Quality
Products, Inc. and subsidiaries as of September 30, 1994 (not presented herein), and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quality Products, Inc. and subsidiaries at September 30, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                 KPMG PEAT MARWICK LLP


St. Petersburg, Florida
December 30, 1994

QUALITY PRODUCTS, INC. & SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1995
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                $    94,150
Restricted cash                                                         143,132

Amounts receivable from liquidation
  of QPI Consumer Products Corporation                                1,012,691
Amounts receivable from liquidation
  of Technical Metals Company                                         5,088,758
Trade accounts receivable, less allowance
    for doubtful accounts of $35,000                                    488,316
Inventories                                                             782,478
Other current assets                                                      7,900
                                                                    -----------
Total current assets                                                  7,617,425
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT                                           848,939
Less accumulated depreciation                                          (811,292)
                                                                    -----------
Property, plant and equipment, net                                       37,647
                                                                    -----------

TOTAL ASSETS                                                        $ 7,655,072
                                                                    ===========


                                                                     (Continued)

QUALITY PRODUCTS, INC. & SUBSIDIARIES

SEPTEMBER 30, 1995
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank line of credit                                                $  6,459,218
Accounts payable                                                        766,042
Accrued expenses                                                        200,727
Note payable to former officer                                          333,202
                                                                   ------------
Total current liabilities                                             7,759,189
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
  value $.00001; 10,000,000 shares authorized;
  25 shares issued and outstanding                                            0
Common stock, $.00001 par value; 20,000,000
  shares authorized; 1,976,931 shares
  issued and outstanding                                                     20
Additional paid-in capital                                           29,897,664
Accumulated deficit                                                 (24,975,829)
                                                                   ------------
                                                                      4,921,855
Less:  Treasury stock, 255,708 shares at cost                        (5,025,972)
                                                                   ------------
Total stockholders' deficit                                            (104,117)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  7,655,072
                                                                   ============


See notes to consolidated financial statements.

QUALITY PRODUCTS, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
----------------------------------------------------------------------

                                                  1995            1994
                                          ------------    ------------

NET SALES                                 $  5,407,956    $ 36,531,875

COST OF GOODS SOLD                           3,733,404      35,729,265
                                          ------------    ------------

GROSS PROFIT                                 1,674,552         802,610

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    2,437,235       9,227,547
                                          ------------    ------------

LOSS FROM OPERATIONS                          (762,683)     (8,424,937)
                                          ------------    ------------

OTHER INCOME (EXPENSE):
Loss on sale of assets held for sale          (961,829)
Interest expense                              (741,749)       (263,183)
Other non-recurring charges, net                                (9,344)
                                          ------------    ------------
Total other income (expense)                (1,703,578)       (272,527)
                                          ------------    ------------

LOSS FROM CONTINUING OPERATIONS             (2,466,261)     (8,697,464)
                                          ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS:
QPI Consumer Products Corporation           (4,084,715)
Technical Metals Company                   (10,601,780)
Quality Toys, Inc.                          (1,375,499)
                                          ------------    ------------
Total loss from discontinued operations    (16,061,994)            -0-
                                          ------------    ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES       (18,528,255)     (8,697,464)

INCOME TAX BENEFIT                                 -0-       1,258,000
                                          ------------    ------------

NET LOSS                                  $(18,528,255)   $ (7,439,464)
                                          ============    ============

NET LOSS PER SHARE                        $      (9.40)   $      (3.79)
                                          ============    ============

WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES                          1,971,931       1,959,483
                                          ============    ============


See notes to consolidated financial statements.

QUALITY PRODUCTS, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994




                                               SERIES B
                                        PREFERRED STOCKHOLDERS'
                                        -----------------------     COMMON STOCK         ADDITIONAL
                                                                  -----------------        PAID-IN         RETAINED
                                       SHARES     AMOUNT          SHARES     AMOUNT        CAPITAL         EARNINGS
                                       ------     ------          ------     ------        -------         --------
BALANCES, SEPTEMBER 30, 1993,
  AS RESTATED                           25         $-0-         1,610,944      $16       $11,848,604     $  1,407,815
STOCK ISSUANCE:
Restricted stock                                                  377,387        4        12,826,571
Unrestricted stock                                                 78,750        1         4,094,999
Stock bonuses                                                      14,125                    174,990
Termination of agreement fee                                        2,500                     45,000
Options exercised                                                  60,000                    872,500

ACQUISITION OF TREASURY SHARES                                   (176,775)      (1)

DIVIDEND OF $.05 PER SHARE                                                                                   (415,925)

NET LOSS                                --                                                                 (7,439,464)
                                        --         ----         ---------      ---       -----------     ------------

BALANCES, SEPTEMBER 30, 1994            25          -0-         1,966,931       20        29,862,664       (6,447,574)

STOCK ISSUANCE - Officer Severance
    Agreement                                                      10,000                     35,000

LITIGATION SETTLEMENT, DEBT FORGIVEN

NET LOSS                                --                                                                (18,528,255)
                                        --         ----         ---------      ---       -----------     ------------

BALANCES, SEPTEMBER 30, 1995            25         $-0-         1,976,931      $20       $29,897,664     $(24,975,829)
                                        ==         ====         =========      ===       ===========     ============



                                                              NOTES              TOTAL
                                              TREASURY       DUE FROM         STOCKHOLDERS'
                                               STOCK         OFFICERS       EQUITY (DEFICIT)
                                               -----         --------       ----------------
BALANCES, SEPTEMBER 30, 1993,
  AS RESTATED                              $      (474)      $(60,103)       $ 13,195,858
STOCK ISSUANCE:
Restricted stock                                                               12,826,575
Unrestricted stock                                                              4,095,000
Stock bonuses                                                                     174,990
Termination of agreement fee                                                       45,000
Options exercised                                                                 872,500

ACQUISITION OF TREASURY SHARES              (5,025,498)                        (5,025,499)

DIVIDEND OF $.05 PER SHARE                                                       (415,925)

NET LOSS                                                                       (7,439,464)
                                           -----------       --------        ------------

BALANCES, SEPTEMBER 30, 1994                (5,025,972)       (60,103)         18,329,035

STOCK ISSUANCE - Officer Severance
    Agreement                                                                      35,000
LITIGATION SETTLEMENT, DEBT FORGIVEN                           60,103              60,103
NET LOSS                                                                      (18,528,255)
                                           -----------       --------        ------------
BALANCES, SEPTEMBER 30, 1995              $(5,025,972)      $   -0-          $   (104,117)
                                           ===========       ========        ============

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
--------------------------------------------------------------------------------

                                                        1995            1994
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss                                               $(18,528,255)   $ (7,439,464)
Adjustments to reconcile loss to net
  cash used in operating activities:
  Depreciation                                           38,940         935,938
  Amortization of intangible assets                                     331,770
  Provision for bad debts                                 4,117         318,770
  Discontinued operations                            16,731,787
  Stock compensation                                                    219,990
  Changes in operating assets and liabilities:
    Certificates of deposit                                             411,531
    Restricted cash                                    (143,132)
    Accounts receivable                                 173,052       4,123,181
    Inventories                                         232,766      (3,307,406)
    Other assets                                                       (133,501)
    Accounts payable                                    173,035        (940,764)
    Income taxes                                         88,000        (145,000)
    Accrued expenses                                    123,339         446,590
    Deferred rent expense                                               290,000
    Deferred income taxes                                            (1,170,000)
                                                   ------------    ------------
Net cash used by operating activities                (1,106,351)     (6,058,365)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of
  cash acquired                                                          59,436
Capital expenditures                                    (12,316)       (719,853)
Increase in intangible costs incurred                                   (59,502)
                                                   ------------    ------------
Net cash used in investing activities                   (12,316)       (719,919)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowing from officer                                       333,202
Payments on long-term debt                                           (7,394,338)
Bank line of credit                                   1,194,908       6,003,411
Payment of capital lease obligations                                   (146,883)
Payments on short-term debt                                          (1,768,151)
Dividends paid                                                         (415,925)
Purchase of treasury stock                                           (5,025,499)
Stock offering proceeds net of expenses                              13,699,075
                                                   ------------    ------------
Net cash provided by financing activities             1,194,908       5,284,892
                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH                          76,241      (1,493,392)
CASH, BEGINNING OF YEAR                                  17,909       1,511,301
                                                   ------------    ------------
CASH, END OF YEAR                                  $     94,150    $     17,909
                                                   ============    ============


                                                                     (Continued)

QUALITY PRODUCTS, INC. & SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
-------------------------------------------------------------------------------

                                                        1995            1994
                                                        ----            ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                             $    741,749   $     224,000
Cash paid for taxes                                $        -0-   $         -0-


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the year ended September 30, 1995, the Company forgave a note receivable from a former officer amounting to $60,103 in connection with the settlement of certain litigation.


During the year ended September 30, 1994, the Company acquired net assets in the amount of $4,095,000 in exchange for stock. In the same year, the Company issued common stock in the amount of $219,990 in exchange for compensation. Additionally, the Company obtained equipment in the amount of $520,564 by entering into capital lease obligations.

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC. & SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS DESCRIPTION - Quality Products, Inc. ("QPI" or the "Company") is a holding company. QPI's subsidiaries operate in various industries, including the manufacture of hydraulic presses and accessories through its Multipress division, the processing of steel through its Technical Metals Company subsidiary (discontinued September 30, 1995), the manufacture of foam products and toys through its Quality Toys, Inc. subsidiary (discontinued November 30, 1994) and the manufacture of sporting goods and other foam recreational products through its Q.P.I. Consumer Products Corporation subsidiary (discontinued September 30,
         1995). The Company also owns a non-operating subsidiary, American Liberty Mining Corporation, which holds certain zinc mining claims.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all short-term investments with purchased maturities of three months or less to be cash equivalents.

         INVENTORIES - Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum future lease payments at the inception of the lease. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

         INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.

         COMMITMENTS AND CONTINGENCIES - Liabilities for loss contingencies are recorded when the liability is probable and can be reasonably estimated.

         EARNINGS PER SHARE - Income or loss per common share is computed on the weighted average number of common and equivalent shares outstanding each year.

2.       RESTRICTED CASH

         A Certificate of Deposit in the amount of $141,400 provides collateral for a letter of credit issued to an insurance carrier to secure the Company's potential obligations under its Workman's Compensation Plan. Any amount in excess of $141,400 represents accrued interest which is available for the Company's use.

3.       AMOUNTS RECEIVABLE FROM LIQUIDATION OF SUBSIDIARY COMPANIES

         QPI CONSUMER PRODUCTS CORPORATION

         On August 25, 1995, QPI Consumer Products Corporation, a wholly-owned subsidiary of QPI, was petitioned into involuntary bankruptcy by certain of its unsecured creditors. On October 19, 1995, the petition was converted to a voluntary Chapter 11 filing, which allowed it to liquidate its assets with protection from creditors.

         Effective September 30, 1995, the Company's Board of Directors voted to liquidate the assets of this division. Accordingly, this division's balance sheet and statement of operations are not included in the consolidated financial statements of the Company at September 30, 1995 and for the year then ended, but rather disclosed as Amounts Receivable from Liquidation of QPI Consumer Products Corporation and Loss From Discontinued Operations, respectively.

         The liquidation of the assets of QPI Consumer Products Corporation generated the following amounts:

         Accounts receivable                                     $  785,414
         Inventory                                                  812,452
         Fixed assets                                               250,000
         Patents                                                     40,443
                                                                 ----------
                                                                  1,888,309
         Less liquidation expenses                                  875,618
                                                                 ----------
         Net receivable from liquidation of
           QPI Consumer Products Corporation                     $1,012,691
                                                                 ==========
         Summary operating results of the discontinued operations were as follows:

                                                       1995            1994
                                                       ----            ----

         Sales                                     $ 4,297,622    $  4,278,498
         Costs and expenses                         (5,915,698)    (10,111,057)
                                                   -----------    ------------
         Loss from discontinued operations
           before income taxes and liquidation
           expense                                  (1,618,076)     (5,832,559)
         Loss on liquidation of subsidiary          (2,466,639)
                                                   -----------    ------------

         Loss from discontinued operations         $(4,084,715)   $ (5,832,559)
                                                   ===========    ============

         TECHNICAL METALS COMPANY

         During fiscal 1995, the financial situation at Technical Metals deteriorated. Gross margins were insufficient to support overhead, turnover in senior management was high, and suppliers and creditors fell increasingly past due. Technical Metals' main steel supplier increased prices and due to their credit history and cash shortage, Technical Metals could not go elsewhere for raw materials. Additionally, the Company's line of credit was at its maximum and no new sources of capital were available.

         Effective September 30, 1995, the Company's Board of Directors voted to liquidate this division. Accordingly, the balance sheet and statement of operations of Technical Metals were not included in the consolidated financial statements of the Company at September 30, 1995 and for the year then ended, but rather are disclosed as Amounts Receivable from Liquidation of Technical Metals Company and Loss From Discontinued Operations, respectively.

         The liquidation of the assets of Technical Metals Company generated the following amounts:

         Accounts receivable                                $ 5,099,644
         Inventory                                            3,079,530
         Fixed assets                                         1,813,118
                                                            -----------
                                                              9,992,292
         Less payment to subordinated secured creditor          936,000
         Less payoff of Small Business Administration loan      373,288
         Less liquidation expenses                            3,594,246
                                                            -----------

         Amount receivable from liquidation of
           Technical Metals Company                         $ 5,088,758
                                                            ===========

         Summary operating results of the discontinued operations were as follows:

                                                   1995              1994
                                                   ----              ----

         Sales                                 $ 23,924,422      $ 26,834,077
         Costs and expenses                     (27,640,934)      (26,274,823)
                                               ------------      ------------
         Income (loss) from discontinued
           operations before liquidation
           expense                               (3,716,512)          559,254
         Loss on liquidation of subsidiary       (6,885,268)
                                               ------------      ------------
         Income (loss) from discontinued
           operations                          $(10,601,780)     $    559,254
                                               ============      ============

         QUALITY TOYS, INC.

         Quality Toys, Inc., a wholly-owned subsidiary of the Company, was shut down in November 1994 by a vote of the Company's Board of Directors. Sales for this developmental stage subsidiary never materialized and losses persisted throughout its short existence.

         Its only material asset was a building which had been previously disclosed as property held for sale or rent in the financial statements of the Company at September 30, 1994. This building was sold in February 1995.

         Summary operating results of the discontinued operations were as follows:

                                                       1995             1994
                                                       ----             ----

         Sales                                     $   202,958      $   336,137
         Costs and expenses                         (1,578,457)      (2,494,131)
                                                   -----------      -----------
         Loss from discontinued operations
           before liquidation expense               (1,375,499)      (2,157,994)
         Gain/loss on liquidation of subsidiary          -0-              -0-

         Loss from discontinued operations         $(1,375,499)     $(2,157,994)
                                                   ===========      ===========

4.       INVENTORIES

         Inventories at September 30, 1995 consist of:

         Raw materials and supplies                           $ 873,819
         Work-in-process                                          4,610
         Finished goods                                          29,049
         Provision for excess, obsolete and
           slow-moving inventories                             (125,000)

         Total                                                $ 782,478
                                                              =========

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 1995 consist of:

         Leasehold improvements                              $  11,449
         Machinery and equipment                               669,738
         Furniture and fixtures                                167,752
                                                             ---------
                                                               848,939
         Less accumulated depreciation                        (811,292)
                                                             ---------
         Property, plant and equipment, net                  $  37,647
                                                             =========

         The estimated useful lives used to depreciate property and equipment are as follows:

         Buildings                                              40 years
         Leasehold improvements                               Lease term
         Machinery and equipment                            3 - 15 years
         Furniture and fixtures                             3 - 15 years

6.       LEASES

         At September 30, 1995, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for all operating leases was $227,000 in 1995 and $1,060,000 in 1994.

         Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 1995, are:

                                                             Operating
         Year ending September 30:                             Leases
         -------------------------                           ---------
         1996                                                 $153,746
         1997                                                   76,417
         1998                                                   74,209
         1999                                                   71,443
         2000                                                   73,900
                                                              --------

         Total minimum lease payments                         $449,715
                                                              ========

7.       BANK LINE OF CREDIT

         On April 26, 1994, the Company entered into a line of credit agreement (the "Agreement") with a commercial bank. The Agreement provided for borrowings up to $5,000,000, bore interest at prime plus 1/2%, matured in April 1995 and was secured by all of the Company's assets including but not limited to, accounts receivable, inventories, machinery and equipment and patents. During each of September and December of 1994, additional $1,000,000 notes were negotiated with the bank which bore interest at prime plus 1% and matured May 31, 1995.

         On May 31, 1995, the Company had utilized the entire amount of the two notes and had no more availability under the Line of Credit Agreement. Accordingly, the Company negotiated an extension with the commercial bank with the renewal terms calling for the repayment of the two $1,000,000 notes by increasing the line of credit facility to $7,000,000. The Line of Credit became payable on demand, charged interest at prime plus 3% and had renewal fees of $3,000 per month from June through August, 1995 and $10,000 per month thereafter. In February of 1996, the Company entered into a workout agreement with the Bank whereby all proceeds from the sale of the secured assets of Technical Metals and QPI Consumer Products Corporation would reduce the Line of Credit and no further advances would be available. Interest would be reduced to prime plus 1%, the monthly renewal fee would be deferred so long as loan paydowns continue and the line of credit became due August 15, 1996.

8.       INCOME TAXES

         Total income tax expense (benefit) for the years ended September 30, 1995 and 1994 were allocated as follows:

                                                                                             1995                      1994
                                                                                             ----                      ----
         Loss from continuing operations                                                 $    -0-                 $(1,258,000)
         Loss from discontinued operations                                                    -0-                       -0-
                                                                                         ----------               -----------

         Total                                                                           $    -0-                 $(1,258,000)
                                                                                         ==========               ===========

         Income tax expense (benefit) from operations for the years ended September 31, 1995 and 1994 consist of:

                                                                                            1995                       1994
                                                                                            ----                       ----
         CURRENT:
         Federal                                                                        $     -0-                 $  (150,000)
         State                                                                                -0-                      62,000
                                                                                        -----------               -----------
                                                                                              -0-                     (88,000)
                                                                                        -----------               -----------
         Federal                                                                              -0-                  (1,170,000)
         State                                                                                -0-                       -0-
                                                                                        -----------               -----------
                                                                                              -0-                  (1,170,000)
                                                                                        -----------               -----------
         Total                                                                          $     -0-                 $(1,258,000)
                                                                                        ===========               ===========

         Income tax expense (benefit) attributable to loss from operations was $ -0- and $(1,258,000) for the years ended September 30, 1995 and 1994, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                          1995           1994
                                                          ----           ----

         Computed expected tax benefit                $(6,297,000)  $(2,957,000)
         Increase (reduction) in income taxes
           resulting from:
           Change in valuation allowance                6,289,000     1,930,000
           State taxes, net of Federal benefit                           41,000
           Permanent differences and other                  8,000      (272,000)
                                                      -----------   -----------

         Total                                        $     -0-     $(1,258,000)
                                                      ===========   ===========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are presented below.

                                                            1995                    1994
                                                            ----                    ----
         DEFERRED TAX ASSETS:
         Accounts receivable, principally due
           to allowance for doubtful accounts          $    12,000             $   108,000
         Inventories, principally due to
           additional costs inventoried for
           tax purposes and valuation allowance                                    423,000
         Compensated absences, principally due
           to accrual for financial reporting
           purposes                                          6,000                  16,000
         Net operating loss carryforwards                9,489,000               3,185,000
                                                       -----------             -----------
         Total gross deferred tax assets                 9,507,000               3,732,000
         Less valuation allowance                       (9,507,000)             (2,655,000)
                                                       -----------             -----------
         Net deferred tax assets                             -0-                 1,077,000
                                                       -----------             -----------

         DEFERRED TAX LIABILITIES:
         Plant and equipment, principally due
           to differences in depreciation                                       (1,009,000)
         Other                                                                     (68,000)
                                                       -----------             -----------
         Total gross deferred liabilities                    -0-                (1,077,000)
                                                       -----------             -----------

         NET DEFERRED TAXES                            $     -0-               $     -0-
                                                       ===========             ===========

         The valuation allowance increased approximately $6,852,000 in 1995, representing primarily net operating losses incurred in 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         At September 30, 1995 and 1994, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $27,941,000 and $9,400,000, respectively, which are available to offset future Federal taxable income, if any, through 2010.

9.       STOCKHOLDERS' EQUITY

         SERIES B PREFERRED STOCK

         The Series B Preferred Stock shares are voting (1.25 votes per share) and may be converted into common shares of the Company on the basis of
         1.25 shares of common stock for each one share of

         Series B Preferred Stock, taking into consideration all previous stock splits.

         STOCK SPLIT

         Effective November 30, 1994, the Company declared a reverse split of the Company's common stock on the basis of one new share of common stock for each four shares of common stock held by shareholders of record as of November 30, 1994. The consolidated financial statements reflect the reverse split as if it had occurred on September 30, 1993.

10.      STOCK OPTIONS

         In March 1993, the shareholders approved a non-qualified stock option plan under which options have been granted to employees at not less than the fair market value on the date of grant. Options granted under the plan are generally exercisable at any time within three years of the date of grant. Options are granted at the discretion of the Board of Directors.
                                                      Option Price
                                       Shares          per Share
                                       ------         ------------
         Outstanding at
           September 30, 1994          73,750         $5.00 - $7.00

         Cancelled or expired         (71,250)        $5.00 - $7.00
                                      -------

         Outstanding at
           September 30, 1995           2,500             $7.00
                                      =======

         Subsequent to September 30, 1995, the remaining 2,500 options expired without being exercised.

11.      TREASURY STOCK

         During 1994, the Board of Directors authorized the acquisition of up to 250,000 shares of the Company's common stock. Through September 30, 1994, a total of 176,775 shares of common stock were acquired.

12.      EMPLOYEE RETIREMENT PLAN

         The Company maintains a 401(K) Plan for the benefit of all full-time employees. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1 of employee contribution, subject to certain limitations. Contributions recognized by the Company as expense totalled approximately $28,000 and $35,000 during 1995 and 1994, respectively.

13.      SEGMENT INFORMATION

         Information with respect to industry segments is presented below. Foreign operations are not material in relation to consolidated revenues, operating income and identifiable assets. Intersegment sales and transfers are accounted for at cost. Operating expenses are allocated among industry segments based on sales volume.

                                                         1995                   1994
                                                         ----                   ----
         NET SALES TO UNAFFILIATED CUSTOMERS:
         Steel service                               $23,924,422            $ 26,834,077
         Toys/recreation                               4,500,580               4,614,635
         Machine tools                                 5,407,956               5,083,163
                                                     -----------            ------------
                                                      33,832,958              36,531,875
                                                     -----------            ------------

         INTERSEGMENT SALES - Machine tools                -0-                   109,485
                                                     -----------            ------------

         NET SALES:
         Steel service                                23,924,422              26,834,077
         Toys/recreation                               4,500,580               4,614,635
         Machine tools                                 5,407,956               5,192,648
                                                     -----------            ------------
                                                      33,832,958              36,641,360
         ELIMINATIONS                                      -0-                  (109,485)
                                                     -----------            ------------
                                                     $33,832,958            $ 36,531,875
                                                     ===========            ============

         OPERATING INCOME (LOSS):
         Steel service                              $ (3,716,512)           $    559,254
         Toys/recreation                              (2,993,575)             (7,990,553)
         Machine tools                                 1,006,969                 473,038
                                                    ------------            ------------
                                                      (5,703,118)             (6,958,261)
         ELIMINATIONS                                      -0-                   (15,293)
                                                    ------------            ------------
         LOSS ON SALE OF ASSETS HELD FOR SALE           (961,829)                  -0-
                                                    ------------            ------------

         Net loss from discontinued operations       (16,061,994)
         Plus operating loss:
           Steel source                                3,716,512
           Toys/recreation                             2,993,575
                                                    ------------            ------------
         Net loss from liquidation                    (9,351,907)                  -0-
                                                    ------------            ------------
         General corporate expenses and
           unallocated components of other
           income and expenses, net                   (1,769,652)             (1,460,727)
         Interest expense                               (741,749)               (263,183)
                                                    ------------            ------------

         Loss before income taxes                   $(18,528,255)           $ (8,697,464)
                                                    ============            ============

         IDENTIFIABLE ASSETS:
         Steel service                              $  5,180,668            $ 17,961,055
         Toys/recreation                               1,046,035              10,276,457
         Machine tools                                 1,285,237               2,214,382
         Corporate assets                                143,132              23,313,669
         Eliminations                                                        (23,320,861)
                                                    ------------            ------------

                                                    $  7,655,072            $ 30,444,702
                                                    ============            ============

         DEPRECIATION, DEPLETION AND
           AMORTIZATION:
         Steel service                              $    396,816            $    317,093
         Toys/recreation                                 423,506                 874,455
         Machine tools                                    21,415                  76,160
                                                    ------------            ------------

                                                    $    841,737            $  1,267,708
                                                    ============            ============

14.      LITIGATION

         The Company is a defendant in several lawsuits, in addition to those disclosed in Notes 15 and 16, mainly arising from the liquidation of QPI Consumer Products Corporation, Quality Toys, Inc. and Technical Metals Company. Although the ultimate outcome of these suits cannot be ascertained at this time, and liabilities of indeterminate amounts may be imposed upon the Company, it is the opinion of management that the allegations are without merit and that the resolution of these suits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


15.      SUBSEQUENT EVENTS (Unaudited)

         On December 22, 1995, the Company repaid the $333,202 Due to Former Officer by assuming an equal amount of bank debt from that former officer. The assumed bank debt was paid in full in December 1995.

         In March 1996, the Company was sued by PI, Inc. in Florida Superior Court for $7,795,000 plus interest and costs of court. The plaintiff alleged breach of contract for failure to register shares of restricted stock of the Company issued to PI, Inc. In August 1996, the Company reached a settlement with the Plaintiff by issuing a 6% convertible, unsecured note payable in the amount of $500,000. The note is convertible, upon demand by either party, under certain conditions, into 500,000 to 666,666 common shares of QPI, Inc. at prices ranging from $0.75 to $1.00 per share. The note is payable in full on August 31, 2001.

         In March 1996, the Company terminated the employment of its President & CEO. In October 1996, the Company reached a settlement with the former officer relating to his employment contract whereby the Company would:
         1) Forgive a $18,750 loan due from the officer,

         2) Issue a $75,000 unsecured note payable to the former officer. Under the note, the Company must make an immediate payment of $10,000, monthly payments of $5,000 commencing in October 1996 and ending in March 1997, payments of $3,000 per month from April 1997 to August 1997 and eight quarterly payments of $2,500 thereafter, 3) Issue the former officer 139,583 shares of the Company's common stock and 4) Issue the former officer an option to purchase 175,000 shares of the Company's common stock at $0.10 per share. The option is not exercisable until 1999.

         In July 1996, the Company closed their Executive Offices in Tampa, Florida and relocated the Company's headquarters to the Company's MultiPress subsidiary in Columbus, Ohio. In connection with the Tampa office closure, the Company returned certain leased office equipment to the lessors and ceased all lease payments which was a violation of the respective capital lease agreements. The leases were scheduled to expire at various dates through August 1999. In October 1996, three lessors notified the Company that the leases were in default and demanded all amounts payable under the leases, totalling $81,800. In August 1996, the Company reached a settlement with the three lessors for the amount of $29,200.

         In October 1996, the lessor of the Company's former offices in Tampa, Florida sued the Company in Florida Superior Court for $198,375. In December 1996, the plaintiff received a summary judgement against the Company in the amount of $166,400.

         In December 1995, the Company was sued in Florida Superior Court by a former supplier to the Company's QPI Consumer Products Subsidiary alleging failure to pay for delivered goods. In June 1996, the court issued a judgement against the Company in the amount of $22,300. The Company has filed an appeal of this judgement. The Company has made full provision in the financial statements for the amount of the judgement.

         In May 1995, the Company was sued in Florida Superior Court for $19,712 plus interest and costs of court by a former factor to the Company's QPI Consumer Products subsidiary. In November 1996, the court issued a judgement against the Company in the amount sought by the plaintiffs. The Company has made full provision in the financial statements for the amount of this judgement.

         In April 1995, the Company was sued in Delaware Chancery Court by its former President & CEO seeking a declaration that the Company was obligated to indemnify him for expenses incurred in connection with his ongoing defense of actions against him in his capacity as President & CEO of the Company. In November 1995, the court issued a final judgement in favor of the plaintiff and ordered the Company to pay the plaintiff the sum of $76,821. Subsequently, in August 1996, the parties reached a settlement by agreeing to assign to the plaintiff a note receivable owed to the Company by another officer in the amount of $63,709.

         In November 1994, the Company's Quality Toys subsidiary ceased operations. In November 1994, the subsidiary vacated its Oceanside, California offices and ceased making lease payments. The lease was due to expire in December 1997. In May 1995, the Company and its Quality Toys subsidiary were sued in California Superior Court by the former landlord seeking $25,000 plus interest and costs of court. The Company is defending the suit and has made full provision in the financial statements in the event of loss.

16.      COMMITMENTS AND CONTINGENCIES

         In November 1993, the Company and its Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company's presses from a 3rd party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer's facility. Although the Company's subsidiary carries full product liability insurance, the Company's former management did not notify the insurance carrier within the prescribed time period. Accordingly, this claim is not covered by insurance. Based upon consultation with the Company's counsel, the Company does not believe that the litigation will have a material adverse affect on the consolidated financial position, results of operations or cash flows of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


                        /s/ Bruce Weaver             Date:  March 21, 1997
            Bruce Weaver
            Director and President


                        /s/Jonathon Reuben           Date:  March 21, 1997
            Jonathon Reuben
            Director