Form 10QSB
period 1995-12-31
QUALITY PRODUCTS INC
filed 1997-04-08
CIK 843462

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1995

                                     0-18145
                             Commission file number

                             QUALITY PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                            75-2273221
   (State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification No.)


                      560 Dublin Avenue, Columbus, OH 43215
                    (Address of principal executive offices)

                                 (614) 228-8120
                           (Issuer's telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes No X



As of December 31, 1995 there were 1,976,931 shares of the Company's common stock outstanding.

                 QUALITY PRODUCTS, INC. & SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                                       1995
                                                                   (UNAUDITED)

                                 ASSETS

Current Assets
     Cash                                                         $    261,837
     Certificate of Deposit (Note B)                                   143,938
     Accounts receivable from liquidation (Note C)                   4,173,959
     Accounts receivable                                               551,217
     Inventories                                                       732,348
     Other current assets                                                  817
                                                                 -------------
Total Current Assets                                                 5,864,116

Property, plant and equipment:                                         848,031
     Less accumulated depreciation                                     804,316
                                                                 -------------
     Net property, plant and equipment                                  43,715




                                                                 --------------
TOTAL ASSETS                                                      $  5,907,831
                                                                 ==============

                             See accompanying notes

                 QUALITY PRODUCTS, INC. & SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   DECEMBER 31,
                                                                       1995
                                                                   (UNAUDITED)

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Bank Indebtedness                                               5,435,239
     Accounts Payable                                                  852,396
     Accrued expenses                                                  180,211
     Due to officer                                                         --
                                                                   ------------
Total Current Liabilities                                            6,467,846

                                                                   ------------
TOTAL LIABILITIES                                                    6,478,846


Commitments and Contingencies (Note D)


STOCKHOLDERS' EQUITY
     Preferred stock, par value $.000001
        authorized 10,000,000 shares,
        issued and outstanding 25                                          --
     Common stock, $.00001 par value, authorized 20,000,000
        shares, issued and outstanding 1,976,931 shares                     20
     Additional paid-in capital                                     29,897,664
     Retained earnings (deficit)                                   (25,431,727)
                                                                 --------------
                                                                     4,465,957

     Less:

        Treasury stock, 255,708 shares                              (5,025,972)
                                                                 -------------
        Total Stockholders Equity (Deficiency)                        (560,015)


TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                        $  5,907,831
                                                                 =============


                             See accompanying notes

                 QUALITY PRODUCTS, INC. & SUBSIDIARIES
                         CONDENSED CONSOLIDATED
                        STATEMENTS OF OPERATIONS


                                                                         For the three months ended
                                                                                December 31,
                                                                        1995               1994
                                                                        ----               ----
                                                                     (Unaudited)        (Unaudited)


Net Sales                                                           $  1,182,388   $      8,351,373

Cost of Goods Sold                                                       823,213          8,199,708
                                                                   ---------------  ----------------
Gross Manufacturing Profit                                               359,175            151,665

Selling, General, & Administrative Expenses                              472,038          1,666,802
                                                                   ---------------  ----------------

Operating Income (Loss)                                                 (112,863)        (1,515,137)


Other Income or (Expense)
     Interest Expense                                                   (228,989)          (110,867)
     Litigation Settlement Expense                                       (66,700)             --
     Litigation Judgement Expense                                        (42,012)             --
     Other                                                                (5,334)             1,997
                                                                   ---------------  ----------------
     Total Other Income (Expense)                                       (343,035)          (108,870)


Income (Loss) Before Income Taxes                                       (455,898)        (1,624,007)

Net Income (Loss)                                                      ($455,898)       ($1,624,007)
                                                                   ===============  =================

Earnings (loss) per share

     Net Income(Loss)                                                     ($0.23)            ($0.83)
                                                                   ===============  =================

     Weighted average common and equivalent shares                     1,976,931          1,966,931
                                                                   ===============  =================

                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS

                                                                        FOR THE THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                         1995            1994
                                                                         ----            ----
                                                                     (UNAUDITED)      (UNAUDITED)
Cash Flows From Operating Activities:
      Net Income (Loss)                                                  ($455,898)    ($1,624,007)

      Adjustments to reconcile net income (loss) to
        net cash provided by (used for) operating activities:
           Depreciation and amortization                                    $7,242         302,179

        Cash provided by (used for) current assets and liabilities:
             Accounts receivable                                           (62,901)       (787,598)
             Inventories                                                    50,130        (928,212)
             Other assets                                                    7,083          49,457
             Income Taxes receivables                                          -            (9,000)
             Accounts payable                                               86,354       1,767,174
             Accrued expenses                                              (20,516)        188,018
             Amounts receivable from liquidation                         1,928,290            -
             Certificates of deposit                                          (806)
           Cash provided for (used by) operating                    ----------------   --------------
             activities                                                   (389,312)     (1,041,989)

Cash Flows From Investing Activities:
      Acquisition of subsidiary, net of cash acquired                            -
      Purchase of machinery & equipment                                 (1,914,980)       (326,198)

                                                                    ----------------   --------------
      Cash provided by (used for) investing activities                   1,914,980        (326,198)

Cash Flows From Financing Activities:
      Repayments - notes payable                                        (1,023,979)        (32,274)
      Net borrowings (repayments) -short term                                 -          1,382,552
      Repayment to officer                                                (333,202)            -
                                                                    ---------------    ---------------
      Cash provided by (used for) financing activities                  (1,357,181)      1,350,278

Net Increase (Decrease) in Cash                                            168,487         (17,909)

Cash at Beginning of Period                                                 93,350          17,909
                                                                    ---------------    ---------------
Cash at End of Period                                                     $261,837    $         -
                                                                    ===============    ===============

             See accompanying notes to condensed financial Statements

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1994


                                                                 Additional     Amounts                        Total
                                Common Stock       Treasury        Paid-In       Due From       Retained    Stockholders'
                             Shares      Amount      Stock         Capital       Officers       Earnings       Equity
                             ------      ------      -----         -------       --------       --------       ------

AS OF SEPTEMBER 30, 1994,
                           1,966,931     $20    ($5,025,972)   $29,862,664      ($60,103)    ($6,447,574)   $18,329,035




Net Loss                                                                                      (1,624,007)    (1,624,007)
                          ----------   -------  ------------  ------------     ----------   -------------   -----------
AS OF DECEMBER 31, 1994    1,966,931     $20    ($5,025,972)   $29,862,664      ($60,103)    ($8,071,581)   $16,705,028
                          ==========   =======  ============  ============     ==========   =============   ===========

            See accompanying notes to condensed financial statements

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1995

                                                               Additional     Amounts                      Total
                                  Common Stock    Treasury       Paid-In      Due From    Retained    Stockholders'
                               Shares     Amount    Stock        Capital      Officers     Earnings       Equity
                               ------     ------    -----        -------      --------     --------       ------

AS OF SEPTEMBER 30, 1995      1,976,931      20    (5,025,972)   29,897,664              (24,975,829)     (104,117)





Net Loss                                                                                    (455,898)     (455,898)
                             -----------  -------  ----------- ------------ ----------  --------------  -----------
AS OF DECEMBER 31, 1995       1,976,931     $20   ($5,025,972)  $29,897,664             ($25,431,727)    ($560,015)
                             ===========  ======== ===========  =========== ==========  ==============  ===========



            See accompanying notes to condensed financial statements

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Quality Products, Inc. (the "Company") Form 10-KSB for the year ended September 30, 1995, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments ( all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months, ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.

Note B  - Certificate of Deposit

The Certificate of Deposit is held at the Company's bank as collateral for the Letter of Credit securing the Company's potential obligations for its Worker's Compensation policy. The policy expires May 1, 1996 and has a renewal date for valuation purposes of November 1, 1996.

Note C -- Account Receivable from liquidation

In late fiscal 1995, as disclosed more completely in the Company's report on Form 10-KSB for the year-ended September 30, 1995, Technical Metals Company and QPI Consumer Products Corporation, two of the Company's subsidiaries, were being wound down and their assets were being liquidated.

The assets and liabilities of these subsidiaries are not included in the Company's consolidated financial statements but rather are shown as a one line item on the balance sheet as "accounts receivable from liquidation" at that particular point in time.

As at December 31, 1995 the net amount receivable from liquidation and disposal was $4,173,959 represented by:

                  Accounts Receivable                         $3,464,617

                  Inventory                                    1,103,856

                  Fixed Assets                                 2,002,835

                  Patents                                         40,443
                                                              ----------
                                                              $6,611,751
Less:
                  Subordinated Secured Creditor                  936,000

                  SBA Loan                                       373,288

                  Liquidation Costs                            1,128,504
                                                              ----------
                                                              $4,173,959
                                                              ==========
Note D - Commitments and Contingencies

During the three months ended December 31, 1995 the Company incurred two judgments against it totaling $42,012. This has been recorded as accrued contingent expense during the period. Additionally, the Company settled litigation against it by certain lessors and creditors by recording settlements during the quarter in the amount of $66,700. These amounts are to be paid over the remainder of fiscal 1996 and in some cases the first three quarters of fiscal 1997.

For additional information on these and other contingencies and commitments please refer to Part II, Item 1 entitled legal proceedings.

Note E -- Cash Flow Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
                                                        Three Months Ended
                                                           December 31,
                                                      1995                1994
                                                      ----                ----
Cash paid for interest                            $228,989             $110,867

Common Stock issued for
     Officer /Employee bonuses                          --                  --

Note F -- Reclassification

Certain amounts for 1994 have been reclassified to conform with the 1995 presentation.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


Three Months Ended December 31, 1995 as Compared to December 31, 1994


         By the end of the quarter ended December 31, 1995, the sole operating subsidiary of the Company was QPI Multipress Inc. ("Multipress"), a manufacturer of hydraulic presses. Technical Metals Company was winding down and in the initial stages of liquidation and disposal of its assets. An involuntary bankruptcy petition was filed against QPI Consumer Products Corporation (QPI Consumer) on or about August 23, 1995 and QPI Consumer filed a voluntary bankruptcy petition on October 19, 1995 in order to have an orderly liquidation of its business.

         As a result, net sales for the three months ended December 31, 1995 were $1,182,388 compared with $8,351,373 for the three months ended December 31, 1994. Gross profit was $359,125, or 30% of sales, versus $151,665, or 2% of sales, a year earlier. Gross profit improved because of the discontinuation of Technical Metals and QPI Consumer, as those subsidiaries generated narrow or negative gross margins.

         Selling, general and administrative expenses decreased to $472,038 for the three months ended December 31, 1995 compared with $1,666,802 for the three months ended December 31, 1994, due to the discontinuance of the operations of Technical Metals and QPI Consumer. Selling, general and administrative costs constituted 40% of sales for the period ended December 31, 1995 as compared to 20% of sales from the corresponding period in the prior year. Selling, general and administrative expenses were a disproportionately higher percentage of sales for the period ended December 31, 1995, because of the time lag between the discontinuation of the operating activities and the resulting immediate drop in sales and the elimination of the expenses. Additionally, legal fees increased significantly as the number of lawsuits against the Company had increased significantly, and other professional fees increased as consultants were retained to assist the Company with the liquidations of Technical Metals and QPI Consumer and the Company's other liquidity problems.

         It is anticipated that selling, general and administrative expenses will decrease in the ensuing quarters as the cost reductions associated with the liquidated subsidiaries come into effect and professional and legal expenses are reduced as problems are gradually resolved and legal proceedings are settled or terminated. Selling, general and administrative expenses as a percentage of sales is also expected to decrease as sales are expected to remain stable over the next quarters while such expenses decrease.

         Interest expense for the three months ended was $228,989 as compared with $110,867 for the three months ended December 31, 1994. This increase is due to a higher debt level than during the comparable period a year earlier as well as a much higher interest rate and the payment of facility fees. It is expected that interest expense will decline over the next two to three quarters as the amount of outstanding indebtedness is expected to be reduced from the proceeds of the liquidation of Technical Metals and QPI Consumer. During early 1996, the Company was also in negotiations with its lender to try to reduce the interest rate being charged on the loan and the amount of the monthly facility fee.

         The net loss for the period was $455,898 as compared with $1,624,007 for the corresponding period in the prior year. The decrease is due primarily to the discontinuation of the money losing operations of Technical Metals and QPI Consumer.


Liquidity and Capital Resources

During the quarter, cash used in operating activities, was $389,312 as compared to $1,041,989 of cash used for the quarter ended December 31, 1994. The use of cash was predominantly due to the loss for the period of $455,898 and the increase in accounts receivable of $62,901.

Very little cash was used during the quarter for investing activities other than fixed asset purchases by QPI Multipress, Inc. totaling $13,310. The majority of the cash generated during the quarter was from the liquidation of the two subsidiaries totalling 1,928,250 which primarily went towards paying down the secured lender $1,023,979 and repaying to the secured lender an amount due to former officer James Renaldo of $333,202. This latter amount had been borrowed by the officer from the secured creditor and the proceeds had been lent to the Company in 1994 for its stock buyback program.

As of December 31, 1995, the Company had a working capital deficit of $603,730. The Company had approximately $5.435 million in bank debt. In addition, the Company had obligations under certain long-term leases with respect to real property. A number of creditors of the discontinued subsidiaries had commenced litigation against the Company, and certain suppliers for Multipress expressed hesitation in continuing to extend credit to Multipress or the Company. The Company required substantial additional funds (or an improved cash position) to continue operations. To increase the availability of funds, the Company anticipated that it would attempt to (i) reduce staff and overhead costs, (ii) sell additional assets, (iii) reduce, renegotiate or otherwise extend the bank indebtedness, and (iv) renegotiate, extend, or settle other outstanding indebtedness or obligations. (The Company did not anticipate that other sources of financing will be available.) No assurances can be given that these steps will be taken or that if taken, will be sufficient to allow the Company to continue operations.

                                     PART II

ITEM 1.                    LEGAL PROCEEDINGS

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

                  In March 1995, PI, Inc., sued the Company and its former president, James Renaldo, in the Untied States District Court for the Southern District of New York for the Company's failure to register shares of restricted stock issued to PI, Inc. in connection with a 1993 merger between the QPI Consumer and PI, Inc.'s subsidiary PI Consumer Products Corporation. The complaint was dismissed in December 1995 against the Company and Renaldo. In 1996, PI sued the Company on similar grounds in the United States District court for the Middle District of Florida, Tampa Division. The action was settled in August 1996, with the Company issuing PI a $500,000 long term 6% note, which is convertible by PI into the Company's common stock at $.75 to $1.00 per share.

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

                  During fiscal 1995, a creditor of QPI Consumer, the Brookwood Company threatened to sue the Company for approximately $130,000 of goods sold to QPI Consumer. Brookwood subsequently sued the Company in state court in Tampa, Florida, and trial is scheduled for May, 1997. While the Company believes its defenses are valid, a loss of such litigation could have a material adverse affect upon the Company's financial condition.

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


ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

                  As of December 31, 1995, the Company was in default with respect to, among other things, the financial covenants with respect to its bank indebtedness. The aggregate amount of such indebtedness, all of which matured upon default, was approximately $5.434 million.

ITEM 6.                    EXHIBITS AND REPORTS OF FORM 8-K

                  Exhibits

                         27.1.  Financial Data Schedule

                  Reports on Form 8-K

                      A report on Form 8-K was filed on October 17, 1995, reporting:

                           (a) Under Item 1, the bankruptcy of subsidiary QPI Consumer Products Corporation under Chapter 11 of the United States Bankruptcy Code, and

                           Under Item 5, a change in the Board of Directors of the Company.

                                   Signatures

In accordance with the requirements of the Exchange Act , the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Quality Products, Inc.
                                      Registrant



Date:  March 31, 1997          By           /s/ Bruce C. Weaver
                                    ----------------------------
                                     Bruce C. Weaver
                                     President (Principal Executive
                                     Officer and Principal Financial
                                     And Accounting Officer)