Form 10QSB
period 1996-03-31
QUALITY PRODUCTS INC
filed 1997-04-08
CIK 843462

                     U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1996

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

                                  (1) Yes No X


As of March 31, 1996 there were 2,395,680 shares of the Company's common stock outstanding.

                     QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                             March 31,
                                                                1996
                                                            (Unaudited)

ASSETS

Current Assets
     Cash                                                   $  458,239
     Certificate of Deposit (Note B)                           144,728
     Accounts receivable from liquidation (Note C)             506,149
     Accounts receivable                                       636,170
     Inventories                                               809,647
     Other current assets                                        6,190

Total Current Assets                                         2,561,123

Property, plant and equipment:                                 854,103
     Less accumulated depreciation                             807,868


     Net property, plant and equipment                          46,235


TOTAL ASSETS                                                $2,607,358


                             See accompanying notes
                                      -3-

                     QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                             March 31,
                                                                1996
                                                            (Unaudited)

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Bank Indebtedness                                      $2,352,310
     Accounts Payable                                          751,261
     Accrued expenses                                          220,264
     Due to related party                                       81,979

Total Current Liabilities                                    3,405,814

     Long-term unsecured note payable                          500,000

Total Long-Term Liabilities                                    500,000

TOTAL LIABILITIES                                            3,905,814

Commitments and Contingencies (Note D)

STOCKHOLDERS' EQUITY
     Preferred stock, convertible, voting,
          par value $.00001, authorized 10,000,000
          shares,issued and outstanding 25
     Common stock, $.00001 par value, authorized 20,000,000
          shares, issued and outstanding 2,395,680 shares           24
     Additional paid-in capital                             29,918,597
     Retained earnings (deficit)                           (26,191,105)
                                                             3,727,516

     Less:
          Treasury stock, 255,708 shares                    (5,025,972)
          Total Stockholders Equity (deficiency)            (1,298,456)

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                 $ 2,607,358

                             See accompanying notes
                                      -3-

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                         For the six months ended       For the three months ended
                                                               March 31, 1996                 March 31, 1996
                                                           1996            1995            1996             1995
                                                        (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
Net Sales                                              $  2,408,085    $ 18,665,193    $  1,225,697    $ 10,313,820

Cost of Goods Sold                                        1,651,138      18,162,586    $    827,925       9,962,878

     Gross Profit                                           756,947         502,607         397,772         350,942

Selling, General, & Administrative Expenses                 923,021       3,869,404         450,983       2,202,602

     Operating Income (loss)                               (166,074)     (3,366,797)        (53,211)     (1,851,660)

Other Income or (Expense)
     Interest Expense                                      (344,046)       (375,984)       (115,057)       (265,117)
     Litigation Settlement Expense                         (652,929)           --          (586,229)           --
     Litigation Judgement Expense                           (42,012)           --              --              --
     Other                                                  (10,215)       (641,802)         (4,881)       (643,799)

     Total Other Income (Expense)                        (1,049,202)     (1,017,786)       (706,167)       (908,916)

Income (Loss) Before Income Taxes                        (1,215,276)     (4,384,583)       (759,378)     (2,760,576)

Income Tax Expense (Benefit)

     Net Income (loss)                                 ($ 1,215,276)   ($ 4,384,583)   ($   759,378)   ($ 2,760,576)

Per Common Share Data:
        Net income (loss) before income taxes          ($      0.61)   ($      2.23)   ($      0.38)   ($      1.40)

        Net income (loss)                              ($      0.61)   ($      2.23)   ($      0.38)   ($      1.40)

     Weighted average used in per share calculations      1,976,931       1,968,042       1,976,931       1,973,080

                              See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the six months ended
                                                                                           March 31,
                                                                                     1996            1995
                                                                                  (Unaudited)     (Unaudited)
Cash Flows From Operating Activities
       Net Income (Loss)                                                          ($1,215,276)   ($4,384,583)

       Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
            Depreciation and amortization                                               8,986        609,134
            Provision for Bad Debts                                                      --          119,500
            Impairment reserve - assets held for sale                                    --          650,000
            Stock Compensation                                                         20,937         35,000
            Certificates of deposit                                                    (1,596)      (151,679)
            Accounts receivable                                                      (147,854)    (2,817,277)
            Inventories                                                               (27,169)     1,650,076
            Other Assets                                                                1,710         37,157
            Accounts payable                                                          (14,781)     2,892,260
            Income taxes                                                                 --          141,000
            Accrued expenses                                                           19,537        662,004
            Deferred rent expense                                                        --         (290,000)
            Due to related party                                                       81,979           --


              Cash used in operating activities                                   $(1,273,527)      (847,408)

Cash Flows From Investing Activities:
       Capital expenditures                                                           (17,574)      (546,841)
       Proceeds from sale of assets held for sale                                        --          648,608
       Stock acquired - asset held for sale                                              --         (279,675)
            Accounts receivable from liquidation                                    4,322,573
              Cash provided by (used in) investing activities                       4,304,999       (177,908)

Cash Flows From Financing Activities:
       Repayment to Officer                                                          (333,202)          --
       Net borrowings (repayments) -short term                                           --        1,456,213
       Repayments - Notes payable                                                  (4,106,908)      (448,806)
       Unsecured Note Payable issued                                                  500,000           --

              Cash provided by (used in) financing activities                      (3,940,110)     1,007,407

              Net increase (decrease) in cash                                         364,889        (17,909)
Cash at Beginning of Period                                                            93,350         17,909

Cash at End of Period                                                             $   458,239       $    --


              See accompanying notes to condensed financial Statements

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended March 31, 1995




                                           Common                         Additional     Amounts                     Total
                                            Stock            Treasury      Paid-In       Due From      Retained   Stockholders'
                                    Shares         Amount     Stock         Capital      Officers      Earnings      Equity

As of September 30, 1994              1,966,931       20   ($5,025,972)   $29,862,664     ($60,103)  ($6,447,574)   $18,329,035

     Stock Issuance:
            Officer severance            10,000                               $35,000                                   $35,000


Net Loss                                                                                              (4,384,583 )   (4,384,583 )

As of March 31, 1995                  1,976,931      $20   ($5,025,972)   $29,897,664     ($60,103) ($10,832,157)   $13,979,452


            See accompanying notes to condensed financial statements

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended March 31, 1996




                                      Common                              Additional                           Total
                                      Stock               Treasury         Paid-In         Retained        Stockholders'
                              Shares        Amount         Stock          Capital          Earnings           Equity
As of September 30, 1995     1,976,931         20        (5,025,972)      29,897,664      (24,975,829)        (104,117)

     Stock Issuance:
               Bonus           418,749         $4                            $20,933                            20,937


     Net Loss                                                                              (1,215,276)      (1,215,276)

As of March 31, 1996         2,395,680        $24       ($5,025,972)     $29,918,597     ($26,191,105)     ($1,298,456)


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

The information furnished reflects all adjustments ( all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and six months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.


Note B. Certificate of Deposit

A Certificate of Deposit in the amount of $141,400 provides collateral for a Letter of Credit issued to an Insurance carrier to secure the Company's potential obligations under its Workman's Compensation Plan. Any excess above $141,400 represents accrued interest which is available for regular Company use.


Note C -- Accounts Receivable from liquidation

In late fiscal 1995, as disclosed more completely in the Company's report on Form 10-KSB for the year ended September 30, 1995, Technical Metals Company and QPI Consumer Products Corporation, two of the Company's subsidiaries, were being wound down and their assets were being liquidated.

The assets and liabilities of these subsidiaries are not included in the Company's consolidated financial statements but rather are shown as a one line item on the balance sheet as "accounts receivable from liquidation" at that particular point in time.

As at March 31, 1996 the net amount receivable from liquidation and disposal was $506,149 represented by:

                  Accounts Receivable                              538,533

                  Inventory                                        312,557

                  Fixed Assets                                     250,000

                  Patents                                           40,443
                                                                 1,141,533
Less:

                  Subordinated Secured Creditor                    164,369

                  SBA Loan                                              --

                  Liquidation Costs                                471,015
                                                              $    506,149



Note D - Commitments and Contingencies

During the three months ended March 31, 1996, the Company has recorded the settlement of its largest contingent claim by issuing a five year unsecured $500,000 convertible promissory note due August 31, 2001 to PI, Inc. The note is convertible at the Company's option into common shares at between $0.75 and $1.00 per share depending on the market price per share of the Company's shares. The note is convertible at the holder's option between $0.75 and $1.00 per share subject to the market price of the Company's common shares at the time of conversion, and the number of shares to be received by the Holder will not be less than 12.5% of the Company's fully diluted shares after giving effect to the conversion.

The Company also recorded the settlement of the contract with its former President and CEO, Thomas Raabe during the period with cash payments totaling $75,000, the issuance of 139,583 shares at $0.05/share, and the forgiveness of a loan in the amount of $18,750.

Two class action suits against the Company were administratively dissolved during the quarter, and to the Company's knowledge have not been reopened.

The above amounts have been recorded as litigation settlement expense during the three months ended March 31, 1996.

For further information on commitments and contingencies please see Part II,
Item I.

Note E

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                       Six Months Ended      Three Months Ended
                                            March 31,            March 31,
                                       1996          1995      1996     1995

Cash paid for interest                $344,046     375,984   115,057   233,143

Common Stock issued for
         Officer /Employee bonuses      13,958         --     13,958       --
         Officer Severance               6,979      35,000     6,979    35,000


Note F -- Reclassification

Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


Six Months Ended March 31, 1996 Compared to Six Months Ended March 31, 1995

         Consolidated net sales for the six months ended March 31, 1996 were $2,408,085 as compared to $18,665,193 a year earlier. The decrease in sales was due to the discontinuance of operations at Technical Metals Company and also at QPI Consumer Products Corporation which was liquidating under protection of Chapter 11. The only remaining operating subsidiary during this period was QPI Multipress Inc. ("Multipress"). Sales for Multipress for the six months ended March 31, 1996 were $2,408,085 as compared to $2,692,779 for the comparable period a year ago, a decrease of approximately 11%.

         Despite the significant drop in overall sales year to year, gross profit increased during the period, due to the discontinuance of operations at Technical Metals and QPI Consumer Products which had been generating low or negative gross margins. Gross profit during the period was $756,947 or 31% of sales as compared to $502,607 or 3% of sales during the period ended March 31, 1995.

         Selling, general and administrative expenses were $923,021 for the six months ended March 31, 1996 compared with $3,869,404 for the comparable period ending a year earlier. Selling, general and administrative expenses for the comparable period in 1995, excluding expenses relating to Technical Metals and QPI Consumer Products were $1,122,586. The decrease was due to overhead reductions at the corporate level which were initiated during the last three months of the six month period ending March 31, 1996.

         Interest Expense was $344,046 for the six months ended March 31, 1996 as compared to $375,984 for the six month period ended March 31, 1995. For the first three months of the year, the outstanding principal balance was higher than that during the corresponding period a year prior, and the interest rate was higher than the previous year at prime plus 3%. However, during the second quarter of 1996, the outstanding principal balance of bank indebtedness was being reduced to lower levels than the previous year and the interest rate was reduced to prime plus 1%, resulting in an overall interest charge approximately equal to the prior year's comparable six month period.

         Certain litigation that was settled in the fourth quarter of fiscal 1996 has been retroactively shown in the six month period ending March 31, 1996. The most significant is the PI, Inc. v. Quality Products, Inc. lawsuit that was settled August 31, 1996 by issuing to PI a $500,000 unsecured promissory note due August 31, 2001. This was recorded during the six month period ended March 31, 1996 as a litigation settlement expense and was the main component of the $652,929 charge for the period, compared to no charge for the year prior.

         The net loss for the six months ended March 31, 1996 was $1,215,276 as compared to $4,384,583 during the corresponding period in the prior year. This reduction was due to the discontinuance of the unprofitable subsidiaries. The comparable figure for the six months ended March 31, 1995, excluding Technical Metals and QPI Consumer Products, was a loss of $565,639, lower than the current six month period by $649,537, due primarily to the litigation settlement expense of $652,929 which the Company has treated as having been incurred during the period ending March 31, 1996.


Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Consolidated net sales for the three months ended March 31, 1996 were approximately $1,225,697 as compared to $10,313,820 for the three month period ended March 31, 1995. The decrease in sales was due to the discontinuance of the operations of QPI Consumer Products and Technical Metals, leaving Multipress as the only active operating subsidiary during this period. Sales for Multipress for the three months ended March 31, 1996 were $1,225,697 as compared to $1,085,903 for the corresponding period in the prior year.

         Gross Profit was $397,772 for the three months ended March 31, 1995 as compared to $350,942 for the same period a year earlier. Gross profit improved due to the elimination of results from the unprofitable subsidiaries. All of the gross profit for the three months ended March 31, 1996 was generated by Multipress. Comparable gross profit for the same period a year earlier was $396,620.

         Selling, general and administrative expenses were $450,983 or 36% of sales during the second quarter as compared to $2,202,602 or 21% of sales a year earlier. Selling, general and administrative expenses as a percentage of sales were higher for the period ended March 31, 1996 as compared to the period ended March 31, 1995, because of the continued time lag between the discontinuance of the operating activities and the resulting immediate drop in sales and the elimination of the expenses. Additionally, legal fees continued to increase as lawsuits in which the Company was a defendant escalated further during the quarter.

         Selling, general and administrative expenses as a percentage of sales were 36% in the second quarter of fiscal 1996 as compared to 40% in the first quarter of fiscal 1996 despite an increase of sales of $45,000 or 4% in the second quarter. This was due to reductions made in corporate overhead during the three months ended March 31, 1996. Selling, general and administrative expenses will decrease in the next quarters as the cost reductions associated with the liquidated subsidiaries comes into effect and cuts made in corporate overhead continue.

         Interest expense was $115,057 for the three months ended March 31, 1996 as compared to $265,117 for the corresponding period in the prior year. This was due to the reductions in the principal amount of secured bank debt made during the quarter as a result of the continued sale and liquidation of the assets of Technical Metals and QPI Consumer Products. The interest expense of $115,057 during the second quarter was significantly lower than interest expense of $228,989 during the first quarter of fiscal 1996. Interest expense will continue to decline over at least the next quarter as the amount of outstanding indebtedness will continue to decline as the remaining assets of Technical Metals and QPI Consumer Products are sold off. Also, during the quarter ended March 31, 1996 the Company renegotiated as part of an overall workout agreement with its lender, the interest rate charged on its outstanding indebtedness from prime plus 3% to prime plus 1%.


Liquidity and Capital Resources

         Working capital at March 31, 1996 was a deficiency of $844,691, as compared to a working capital deficiency of $603,730 at December 31, 1995. Cash used in operating activities was $1,273,527 as compared to cash used in operating activities of $847,408 for the period ended a year earlier. The most significant source of cash generated during the period was cash of $5,596,100 from the liquidation of the subsidiary companies, primarily Technical Metals Company which had sold and liquidated substantially all of its assets by March 31, 1996. During the quarter ended March 31, 1996 an agreement was reached with its secured lender whereby the Company was granted an extension of time until August 15, 1996 to restructure, provided that proceeds from the liquidation were used to pay down the bank line.

Accordingly, the principal use of cash during the period was to reduce secured bank debt. In the six months ended March 31, 1996, approximately $4,100,000 was paid toward reducing bank debt, $3,100,000 in the second quarter alone.

Although the Company had negotiated a workout agreement with its secured lender providing the Company with some time to improve its working capital position, uncertainty continued. The Company continued to push ahead with its staff and cost reductions, sales of assets of liquidated subsidiaries and the renegotiation and extension of other outstanding indebtedness and obligations. Despite this however, outside sources of financing remained unavailable and there continued to be no assurances that the company could successfully complete the steps needed to continue operations.

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

                  During fiscal 1995, a creditor of QPI Consumer, the Brookwood Company threatened to sue the Company for approximately $130,000 sold to QPI Consumer. Brookwood subsequently sued the Company in state court in Tampa, Florida, and trial is scheduled for May, 1997. While the Company believes its defenses are valid, a loss of such litigation could have a material adverse affect upon the Company's financial condition.

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


Item 3.                    Defaults Upon Senior Securities.

                  As of March 31, 1996, the Company was in default with respect to, among other things, the financial covenants with respect to its bank indebtedness. The aggregate amount of such indebtedness, all of which matured upon default, was approximately $2.352 million.


ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

         a).  Exhibits

            2.1 - Forbearance and Collateral Liquidation Agreement Dated as of
                  March 15, 1996 (including related mutual release agreement)

            4.1 - Promissory Note Dated August 31, 1996 issued to PI, Inc.


           10.2 - Workout Agreement by and among the Company, The Provident Bank et. al

           27.1 - Financial Data Schedule

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Quality Products, Inc.
                                   Registrant



Date:  March 31, 1997             By:          /s/ Bruce C. Weaver
                                        Bruce C. Weaver
                                        President (Principal Executive
                                        Officer and Principal Financial
                                        And Accounting Officer)