Form 10QSB
period 1996-06-30
QUALITY PRODUCTS INC
filed 1997-04-08
CIK 843462

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1996

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

                                  (1) Yes No X

As of June 30, 1996 there were 2,395,680 shares of the Company's common stock outstanding.

                          QUALITY PRODUCTS, INC. & SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET



                                    June 30,
                                      1996
                                   (Unaudited)

                                 ASSETS

Current Assets
     Cash                                                              $      4,240
     Certificate of Deposit (Note B)                                        141,627
     Accounts receivable from Liquidation (Note C)                          672,075
     Accounts receivable                                                    551,407
     Inventories                                                            712,341
     Other current assets                                                    14,536

Total Current Assets                                                      2,096,226

Property, plant and equipment:                                              855,678
     Less accumulated depreciation                                          814,563

     Net property, plant and equipment                                       41,115





TOTAL ASSETS                                                           $  2,137,341



                             See accompanying notes
                                      -2-



                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    June 30,
                                      1996
                                   (Unaudited)


                     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Bank Indebtedness                                                 $  1,952,311
     Accounts Payable                                                       679,841
     Accrued expenses                                                       240,114
     Due to related party                                                    81,979

Total Current Liabilities                                                 2,954,245

Long-term unsecured note payable                                            500,000

TOTAL LIABILITIES                                                         3,454,245

Commitments and Contingencies (Note D)

STOCKHOLDERS' EQUITY
     Preferred stock, convertible, voting,
        par value $.00001, authorized 10,000,000
        shares, issued and outstanding 25                                      --
     Common stock, $.00001 par value, authorized 20,000,000
        shares, issued and outstanding 2,395,680 shares                          24
     Additional paid-in capital                                          29,918,597
     Retained earnings (deficit)                                        (26,209,553)

                                                                          3,709,068

     Less:

        Treasury stock, 255,708 shares                                   (5,025,972)

        Total Stockholders Equity (deficiency)                           (1,316,904)


TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                             $  2,137,341

                             See accompanying notes
                                      -3-

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                          For the nine months ended      For the three months ended
                                                                  June 30,                        June 30,
                                                            1996            1995            1996            1995
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net Sales                                              $  3,624,545    $ 26,730,047    $  1,216,460    $  8,064,854
Cost of Goods Sold                                        2,471,915      25,834,887         820,777       7,672,301

     Gross Profit                                         1,152,630         895,160         395,683         392,553

Selling, General, & Administrative Expenses               1,261,036       5,191,176         338,015       1,321,772

     Operating Income (loss)                               (108,406)     (4,296,016)         57,668        (929,219)

Other Income or (Expense)
     Interest Expense                                      (401,102)       (583,824)        (57,056)       (207,840)
     Litigation Settlements                                (667,029)           --           (14,100)           --
     Litigation Judgement Expense                           (42,012)           --              --
     Other                                                  (15,175)     (1,394,159)         (4,960)       (752,357)

     Total Other Income (Expense)                        (1,125,318)     (1,977,983)        (76,116)       (960,197)

Income (Loss) Before Income Taxes                        (1,233,724)     (6,273,999)        (18,448)     (1,889,416)

Income Tax Expense (Benefit)

     Net Income (loss)                                 ($ 1,233,724)   ($ 6,273,999)   ($    18,448)   ($ 1,889,416)

Per Common Share Data:
        Net income (loss) before income taxes          ($      0.58)   ($      3.18)   ($      0.01)   ($      0.96)

        Net income (loss)                              ($      0.58)   ($      3.18)   ($      0.01)   ($      0.96)

     Weighted average used in per share calculations      2,116,514       1,971,742       2,395,680       1,976,931


                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                 FOR THE NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  1996              1995
                                                                                  ----              ----
                                                                              (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                                    ($1,233,724)   ($6,273,999)

         Adjustments to reconcile net income (loss) to net
           cash provided by (used for) operating activities:
             Depreciation and amortization                                         14,006        897,512
             Provision for Bad Debts                                                 --          228,500
             Impairment reserve - assets held for sale                               --          650,000
             Write-off of mining claims                                              --          674,500
             Stock Compensation                                                    20,937         35,000
             Certificates of deposit                                                1,505       (152,850)
             Accounts receivable                                                  (63,091)    (2,437,683)
             Inventories                                                           70,137      1,956,797
             Other Assets                                                          (6,636)        57,431
             Accounts payable                                                     (86,201)     3,612,896
             Income taxes                                                            --          141,000
             Accrued expenses                                                      39,387        322,846
             Deferred rent expense                                                   --         (290,000)
             Due to Related Party                                                  81,979           --

                 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (1,166,701)      (578,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                     (17,574)      (592,797)
         Proceeds from sale of assets held for sale                                  --          648,608
         Stock acquired - asset held for sale                                        --         (279,675)
         Accounts receivable from liquidation                                   5,430,174           --

                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             5,412,600       (223,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment to Officer                                                    (333,202)          --
         Net borrowings (repayments) short-term debt                                 --        1,261,125
         Repayments - Notes Payable                                            (4,506,807)      (477,120)
         Unsecured note payable issued                                            500,000           --

                CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (4,340,009)       784,005

                NET INCREASE (DECREASE) IN CASH                                   (89,110)       (17,909)
Cash at Beginning of Period                                                        93,350         17,909

Cash at End of Period                                                         $     4,240       $    --


                See accompanying notes to condensed financial Statements
                                      -5-

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1995




                                   Common                             Additional     Amounts                             Total
                                    Stock                Treasury       Paid-In       Due From       Accumulated      Stockholders'
                              Shares       Amount         Stock        Capital       Officers         Deficit           Equity
                              ------       ------         -----        -------       --------         -------           ------
AS OF SEPTEMBER 30, 1994     1,966,931        20      (5,025,972)     29,862,664      (60,103)         (6,447,574)      18,329,035

Stock Issuance:
     Officer severance          10,000                                   $35,000                                            35,000


Net Loss                                                                                               (6,273,999)      (6,273,999)

AS OF JUNE 30, 1995          1,976,931       $20     ($5,025,972)    $29,897,664     ($60,103)       ($12,721,573)     $12,090,036


            See accompanying notes to condensed financial statements
                                      -6-

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE NINE MONTHS ENDED JUNE 30, 1996



                                   Common                               Additional                           Total
                                   Stock                Treasury         Paid-In        Accumulated       Stockholders'
                             Shares        Amount        Stock           Capital          Deficit            Equity
AS OF SEPTEMBER 30, 1995    1,976,931        20        (5,025,972)      29,897,664      (24,975,829)        (104,117)

Stock Issuance:
     Bonus                    418,749         4                            $20,933                            20,937


Net Loss                                                                                 (1,233,724)      (1,233,724)

AS OF JUNE 30, 1996         2,395,680       $24       ($5,025,972)     $29,918,597     ($26,209,553)     ($1,316,904)


            See accompanying notes to condensed financial statements
                                      -7-

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.


Note B. Certificate of Deposit

A Certificate of Deposit in the amount of $141,400 provides collateral for a Letter of Credit issued to an Insurance carrier to secure the Company's potential obligations under its Workman's Compensation Plan. Any excess above $141,400 represents accrued interest which is available for regular Company use.


Note C -- Account Receivable from liquidation

In late fiscal 1995, as disclosed more completely in the Company's Report on Form 10-KSB for the year ended September 30, 1995 Technical Metals Company and QPI Consumer Products Corporation, two of the Company's subsidiaries, were being wound down and their assets were being liquidated.

The assets and liabilities of these subsidiaries are not included in the Company's consolidated financial statements but rather are shown as a one line item on the balance sheet as "accounts receivable from liquidation" at that particular point in time.

As at June 30, 1996 the net amount receivable from liquidation and disposal was $672,075 represented by:

                  Accounts Receivable                              249,780

                  Inventory                                        234,557

                  Fixed Assets                                     250,000

                  Patents                                            40,443
                                                                   774,780
Less:
                  Subordinated Secured Creditor                         --

                  SBA Loan                                              --

                  Liquidation Costs                               102,705
                                                              $   672,075


Note D - Commitments and Contingencies

The Company recorded the settlement of certain litigation during the three months ended June 30, 1996 as shown by the litigation settlement expense of $14,100.

The Company also recorded the settlement of all litigation with a former Director and Officer by assigning to him a note receivable which had previously been written off as uncollectible. For further information on commitments and contingencies please see Part II, Item I.


Note E -- Cash Flow Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
                                     Nine Months Ended      Three Months Ended
                                          June 30,               June 30,
                                     1996        1995        1996       1995

Cash paid for interest               $401,102   $583,824   $ 57,056   $207,840

Common Stock issued for
         Officer /Employee bonuses     13,958       --         --         --
         Officer Severance              6,979     35,000       --         --

Note F -- Reclassification

Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


Nine Months Ended June 30, 1996 and June 30, 1995

         Consolidated net sales for the nine months ended June 30, 1996 were $3,624,545 as compared to $26,730,047 a year earlier. The decline was due to the discontinuance of the operations of Technical Metals and QPI Consumer Products Corporation. Comparable sales during the nine months ending June 30, 1995 at Multipress were $3,980,941 representing a 9% decline in Multipress' sales in the nine months ended June 30, 1996 as compared to June 30, 1995.

         The gross profit for the nine month period ending June 30, 1996 was $1,152,630, 32% of sales, as compared to $895,160, or 3% of sales during the corresponding period in the prior year. Gross margins were higher due to the fact that the discontinued subsidiaries had extremely low or negative margin operations. The gross margin at Multipress was $1,152,630 for the nine months ended June 30, 1996 as compared to $1,229,991 for the nine month period ended June 30, 1995.

         Selling, general and administrative expense were $1,261,036 or 35% of sales for the nine month period ended June 30, 1996 as compared to $5,191,176 or 19% of sales during the nine months ended June 30, 1995. The reduction was due to the discontinued operations as well as the reductions in corporate overhead costs made during the period. The corresponding figure from the previous year's period excluding, Technical Metals and QPI Consumer Products, was $1,792,847 compared with $1,261,036 for this year, a 30% decrease.

         Interest expense during the period was $401,102 as compared to $583,824 for the period ended June 30, 1995. Overall bank debt levels throughout the nine months ended June 30, 1996 were lower than during the comparable period a year ago, having declined almost $4,500,000 during the period, resulting in lower interest expense.

         Litigation settlement expense continued to increase as management attempted to settle lawsuits that had been brought against the Company. The expense for the nine months was $667,029 as compared to nothing during the comparable period last year.

         The net loss for the period was $1,233,724 as compared to $6,273,999 during the period ended June 30, 1996. The decrease was due to the discontinuance of unprofitable subsidiaries. The comparable loss for the prior year's period was $1,146,680 if the discontinued operations' results were excluded. The loss was higher due primarily to litigation settlement expenses incurred during the nine months ended June 30, 1996.

Three Months Ended June 30, 1996 and June 30, 1995

         Consolidated net sales for the three months ended June 30, 1996 were $1,216,460 as compared to $8,064,854 for the same period last year. Sales declined due to the discontinuance of Technical Metals and QPI Consumer Product's operations. The only remaining subsidiary was Multipress. Sales for the three months ended June 30, 1995 for Multipress alone were $1,298,162.

         The Gross Profit for the three months ended June 30, 1996 was $395,683 compared with $392,553 for the three months ended June 30, 1995. Gross Margins were 32% of sales versus 4% for the previously corresponding period. The increase is due to the discontinuance of the unprofitable subsidiaries. Comparable gross margins at Multipress were $395,683 or 32% of sales for the three months ended June 30, 1996 as compared to $407,487 or 31% in 1995.

         Selling, general & administrative expenses were $338,015 or 27% of sales for the three months ended June 30, 1996 as compared to $1,321,772 or 16% of sales for the corresponding period the prior year. The decrease in selling, general and administrative expenses is due to the liquidation of the Company's unprofitable operations and continued reductions in the Company's overhead. Selling, general and administrative expenses as a percentage of sales have fallen from 40% of sales in the first quarter of this year to 27% in this quarter with sales remaining steady. This decrease is due to the fact that the reduction in expenses in the liquidated subsidiaries has started to match the reduction in sales in these subsidiaries. Legal fees continue to run at high levels however, partly offsetting the reduction.

         Interest expense was $57,056 for the three months ended June 30, 1996 as compared to $207,840 for the same period last year. The decrease is due to the continued reduction in the Company's bank indebtedness. This rate of decrease will slow as the funds available to reduce bank indebtedness decreases. This decrease is due in part to the fact that most of the funds to be generated from the liquidated subsidiaries have already been applied to reduce bank indebtedness. Interest expense should decline to approximately $35,000 per quarter starting October 1, 1996 (assuming current interest rates and terms prevail) and levels after March 31, 1997 will depend on negotiations with the Company's secured lender.

         The net loss for the period was $18,448 as compared with $1,889,416. The improvement was due to the liquidation and sale of unprofitable operations and assets, reductions in corporate overhead costs and lower interest costs due to lower bank debt.


Liquidity and Capital Resources

As of June 30, 1996, the Company had a working capital deficiency of $858,019 as compared to $844,691 at March 31, 1996 and $603,750 at December 31, 1995.

Cash used in operating activities
was $1,161,701 for the period ended June 30, 1996. This was due principally to the loss for the period of $1,233,724, the increase in accounts receivable of $63,091 and the decrease in accounts payable of $86,201.

Under the workout agreement with the Company's secured lender, the majority of the cash generated from the liquidation of the assets of Technical Metals and QPI Consumer Products of 5,430,174 was used to pay the secured lender. As of June 30, 1996, $4,506,807 had been paid to the secured lender to reduce its debt level and an additional $333,202 had also been paid to the secured lender, eliminating the amount due to a former officer.

Also, of the loss of $1,233,724 for the period ended June 30, 1996, approximately $667,000 was for litigation settlement expense. Of this, $500,000 was settled by issuing a five year 6% unsecured convertible promissory note to PI, Inc. due August 31, 2001. Similarly, $81,979 of the litigation settlement expense was recorded for settling the contract of a former officer, and this is to be paid over an extended period of time.

Despite the reductions in the amount owing to its secured lender, the Company still required substantial additional funds to continue operations. To increase the availability of funds, which are still unavailable from outside sources, the Company continued to reduce staffing and other costs, sell additional assets and renegotiate, extend or settle other outstanding indebtedness and obligations. No assurances can be given that these steps will be sufficient to allow the Company to continue operations.

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


Item 3.                    Defaults Upon Senior Securities.

                  As of June 30, 1996, the Company was in default with respect to, among other things, the financial covenants with respect to its bank indebtedness. The aggregate amount of such indebtedness, all of which matured upon default, was approximately $1.952 million.



Item 6                     Exhibits and Reports of Form 8-K

         a).  Exhibits

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