Form 10KSB
period 1996-09-30
QUALITY PRODUCTS INC
filed 1997-06-26
CIK 843462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED))

For the fiscal year ended  September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to ______________________

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

                                 (614) 228-8120
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                              None

            Securities registered under to Section 12(g) of the Act:
                         COMMON STOCK, $.00001 PAR VALUE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for its most recent fiscal year was $4,759,567.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 1996, was $553,543 based on the average of the bid and asked price of $0.28 as reported by the NASDAQ electronic bulletin board on such date.

As of September 30, 1996, there were 2,395,680 shares of Common Stock, $.00001 Par Value issued and outstanding.

                             QUALITY PRODUCTS, INC.
                                   FORM 10-KSB

                                     PART I

Item 1.  BUSINESS

GENERAL

Quality Products, Inc. (the "Company") is a holding company. The Company's sole operating subsidiary is QPI Multipress, Inc. ("Multipress"), a manufacturer of hydraulic presses and accessories. The Company's Board of Directors decided to discontinue operations at the Company's other operating subsidiaries during the fiscal year ended September 30, 1995. These subsidiaries are Technical Metals Company ("TMC"), a steel processor, Q.P.I. Consumer Products Corporation ("Consumer Products"), a manufacturer of foam recreational products and Quality Toys, Inc. ("Toys") a manufacturer of toys. The Company also owns a non-operating subsidiary, American Liberty Mining Corporation ("ALMC") which holds certain zinc mining claims.

During fiscal years 1992 through 1994, the Company acquired all of its operating subsidiaries. All of the subsidiaries, except Multipress, failed to generate operating profits. These acquisitions resulted in revenue growth from $12,175,683 in fiscal 1993 to $36,531,875 in fiscal 1994. However, the operating losses, together with the Company's decision to borrow approximately $5.3 million in April 1994 to repurchase its common stock, combined to severely limit the Company's and its subsidiaries' working capital. In March 1995, Messrs. Renaldo, James Keefe, Greg Tamborello and Lorne Durkett, constituting all the directors of the Company, resigned all their positions with the Company. Messrs. Tom Raabe, Micah Eldred, Bruce Daigle and Jon Reuben were thereafter elected by the board to serve as directors. Tom Raabe became President and CEO and Dan Sullivan continued to serve as chief financial officer. This new management group was faced with the task of resolving the Company's cash flow crisis while defending numerous creditor and stockholder lawsuits brought against the Company and former management. The Company's financial condition and results of operations continued to worsen. The Company was also saddled with economically unviable long term leases and contracts and a new lawsuit brought by the former CEO, James Renaldo. The new management tried to continue to operate TMC and Consumer Products, but was unable to stem operating losses or reduce the Company's debt to Provident Bank, which had grown to approximately $7 million during fiscal 1995. By the end of fiscal 1995, QPI Consumer Products Corporation was in bankruptcy and TMC Company was liquidating its assets.

In October 1995, Messrs. Daigle and Eldred resigned from the board of directors and Mr. Sullivan resigned as an officer and employee. In November 1995, the Company hired a turnaround consultant, Bruce Weaver to attempt to reorganize the Company's operations around its remaining profitable subsidiary, Multipress. In February 1996, Mr. Weaver became a director and replaced Mr. Raabe as President and CEO. Mr. Raabe resigned as a director in October 1996, leaving Mr. Weaver and Mr. Reuben as the sole directors. Since the end of fiscal year 1995, the Company has closed down all subsidiaries' operations except Multipress, liquidated its subsidiaries' other assets, repaid substantial debt and settled numerous other material obligations. The Company is still saddled with serious financial problems, virtually all of which were inherited from the Company's previous management, and there are still serious impediments to the Company's ability to continue as a going concern.

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

Multipress(R) markets its presses through an in house force consisting of three sales agents and through more than 25 non-exclusive outside sales representatives. Multipress' primary market has been Ohio, Michigan, Indiana and Illinois.

Multipress(R) does not market directly abroad; however it has sold presses through sales representatives to customers overseas.

No one customer accounted for more than 10% of sales in 1996.

Multipress'(R) backlog generally varies from quarter to quarter as customer purchasing is not seasonal. Multipress'(R) backlog at September 30, 1996 was approximately $831,010, which is consistent with Multipress' average backlog of $800,000. The backlog is usually shipped within a few months from order and rarely later than six months from the date ordered.

QUALITY TOYS

Quality Toys (formerly known as QYP, Inc. and Playtime Toys, Inc.), a Nevada corporation, was acquired in 1992 for 896,292 shares of the Company's common stock. At the time of the acquisition, it was still a development stage corporation, with assets consisting mainly of cash, inventory, property and equipment used in its operations.

Until operations ceased in 1995, Quality Toys had tried to market its products throughout the United States, through the use of manufacturers' representatives, via catalogues and directly to national retailers and selective overseas markets. Competition in this industry, which is based upon Consumers' ever-changing tastes, marketing and pricing, is intense and significant sales never materialized. Quality Toys attempted to expand sales through the use of licensing agreements, however overall Company liquidity problems had surfaced by that time, and Quality Toys was unable to capitalize on those agreements. The Company's board of directors decided to discontinue operations in fiscal 1995. The liquidation of this subsidiary was consummated in fiscal 1996.

Q.P.I. CONSUMER PRODUCTS (QPI Consumer)

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

During 1995, the operations of QPI Consumer became increasingly unprofitable, and the financial condition of the subsidiary deteriorated drastically. Sales continued to decrease due to increased competition, margins which were continually getting worse and new product line sales which did not materialize. Also substantial costs were incurred redesigning and packaging certain products and moving the operation from one facility to another. Significant inventory write downs were necessary due to excessive quantities of slow moving and end of line products on hand.

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

Problems became more serious and, on August 25, 1995, after attempting unsuccessfully to settle with its unsecured creditors as a class outside of bankruptcy court, certain unsecured creditors of QPI Consumer filed an involuntary petition under Chapter 11 of the Bankruptcy Code against QPI Consumer. The Company's board of directors decided to discontinue operations of this subsidiary in September 1995. On October 17, 1995, QPI Consumer filed a voluntary petition, thus converting the proceeding to a voluntary chapter 11 case. Then QPI Consumer immediately began preparing a plan under Chapter 11 to conduct an orderly liquidation of the business. The liquidation was completed during fiscal 1996.

TECHNICAL METALS CORPORATION (TMC)

The Company acquired TMC in 1994 for approximately $6.8 million cash plus 78,750 shares of common stock. During 1995 the operations of TMC experienced many of the same liquidity problems as did QPI Consumer. The problems were exacerbated by the many management changes that took place within TMC. Shortly after the acquisition the then President resigned taking with him several important customers. To remain competitive and quickly fill the void, TMC accepted work from customers at prices which reduced slim gross margins even further putting a strain on profitability.

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

As TMC had become a drain upon the Company's resources by the end of fiscal 1995, management was left with no choice but to wind down the operations of TMC and liquidate its assets. This liquidation was completed in early fiscal 1996. The liquidation produced $2,600,000 for TMC's secured lender and $966,000 for the mortgagee of TMC's facilities, which were sold in the liquidation.

EMPLOYEES

The Company and its subsidiaries employed a total of 31 employees as of September 30, 1996, none of whom belonged to any union.

ITEM 2. PROPERTY OF THE COMPANY

         Locations                                   Descriptions
         ---------                                   ------------

560 Dublin Avenue                         A year to year lease for approximately
Columbus, Ohio                            50,000  square  feet  of manufacturing
                                          and office  space  currently  expiring
                                          July,  1998  used  by  QPI  Multipress
                                          Inc.,  and since August 1996 also used
                                          as  the   executive   office   of  the
                                          Company.   The  property  is  in  good
                                          condition.

ITEM 3. LEGAL PROCEEDINGS

In early 1995, two putative class action and derivative action lawsuits (one by Bruce Daigle (who subsequently became a director of the Company) and the other by Bruce Balch) were filed against the Company and James Renaldo in the United States District Court for the Middle District of Florida, Tampa Division. Both complaints alleged the Company violated federal securities laws and Delaware law in connection with a proposed merger between the Company and Exsorbet, Inc.
which merger was subsequently abandoned and that various publicly filed documents and press releases were misleading. In 1996, both cases were administratively dismissed.

In March 1995, PI, Inc., sued the Company and its former president, James Renaldo, in the United States District Court for the Southern District of New York for the Company's failure to register shares of restricted stock issued to PI, Inc. in connection with a 1993 merger between the QPI Consumer and PI, Inc.'s subsidiary PI Consumer Products Corporation. The complaint was dismissed in December 1995 against the Company and Renaldo. In 1996, PI sued the Company on similar grounds in the United States District court for the Middle District of Florida, Tampa Division. The action was settled in August 1996, with the Company issuing PI a $500,000 long term 6% note, which is convertible by PI into the Company's common stock at $.75 to $1.00 per share. The note is payable in full in August 2001, and contains certain acceleration clauses.

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

During fiscal 1995, the Company moved out of its executive offices in Tampa with a remaining lease term through June 2001 at approximately $6,000 rent per month. The landlord sued the Company and obtained a judgment for past and future rents of approximately $162,000, in 1997.

A supplier for QPI Consumer, the Brookwood Companies sued the Company in December 1995 in Hillsborough County court in Tampa, Florida, for approximately $150,000 for goods sold for use by QPI Consumer. The trial took place in May, 1997, and in June 1997, the Court awarded Brookwood judgment against the Company for the full amount plus statutory interest from December 1995 for a total of approximately $170,000 to the date of judgment. The Company intends to appeal, but no assurance can be given that such appeal will be successful. Such judgment has a material adverse effect on the Company's financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The following table shows the high and low closing prices for the Company's Common Stock as reported by: (a) the American Stock Exchange (the "ASE"), for the period commencing October 1, 1994 through March 31, 1995; and (b) the NASDAQ electronic bulletin board, for the period commencing August 1, 1995 through September 30, 1996. Such prices (except for those reported by the ASE) do not necessarily represent actual transactions and do not include retail markup, markdown or commissions.

                  1995                      High                       Low
                  ----                      ----                       ---

First Quarter - December 31, 1994           $10 1/2                    $7 1/8
Second Quarter - March 31, 1995               6 1/4                     3 1/8
Third Quarter - June 30, 1995                   -- (1)                     --(1)
Fourth Quarter - September 30, 1995             7/8                       1/8

                  1996                      High                       Low
                  ----                      ----                       ---

First Quarter - December 31, 1995           $   5/16                   $  1/8
Second Quarter - March 31, 1996                 3/16                      1/4
Third Quarter - June 30, 1996                   3/4                       1/16
Fourth Quarter - September 30, 1996             7/16                      1/8

(1)  Trading was suspended throughout the third quarter of 1995.

     (b) Approximate number of equity securities holders:

                                                  Approximate Number of
                                                   Record Holders (as of
          Title of Class                            September 30, 1995)
          --------------                            -------------------

Common Stock, $.00001 Par Value                            320

     (c) Dividends:

The Company paid no dividends in the years ending September 30, 1995 or 1996. The Company is currently prohibited from paying dividends pursuant to agreements with its secured lenders, and does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales for the year ended September 30, 1996 were $4,759,567 as compared to $5,407,956 for the year ended September 30, 1995 a decrease of $648,389 or 12%. The decrease in sales is a direct result of the poor financial condition of the Company. The lack of working capital and high debt levels prevented Multipress from operating its business efficiently, as payments to suppliers fell behind, certain orders were delayed and marketing and sales efforts were severely hampered.

Costs of sales were $3,198,076 or 67% of sales for the year ended September 30, 1996 as compared to $3,733,404 or 69% of sales for the year ended September 30, 1995. Cost of sales as a percentage of sales was improved slightly due to some operating efficiencies implemented during the period.

Selling, General and Administrative expenses were $1,955,080 for the year ended September 30, 1996 as compared to $2,437,235 for the year ended September 30, 1995. Selling, General and Administrative as a percentage of sales fell from 45% of sales in 1995 to 41% in fiscal 1996, despite the decrease in sales of $648,389 or 12% during fiscal 1996, as staff was reduced, offices closed, leases terminated and travel and entertainment significantly curtailed. However, legal expenses were unusually high during the year as the Company defended itself against lawsuits brought against it primarily resulting from the acts and omissions of former management, and the Company incurred substantial accounting expenses in connection with attempting to cure delinquencies in filing periodic reports with the Securities and Exchange Commission.

Selling, General and Administrative expenses are continuing to decline and are expected to be significantly lower in fiscal 1997 in amount and as a percentage of sales as most of such litigation has terminated and the Company cures its SEC delinquencies.

Interest expense for the year ended September 30, 1996 was $444,727 as compared to $741,749 for the year ended September 30, 1995. The decrease is due to the reduction in the principal amount of bank indebtedness during the year and the interest rate charged on that indebtedness. Bank indebtedness declined from $6,792,420 at September 30, 1995 to $1,468,310 at September 30, 1996, and the
interest the Company was charged was reduced from prime plus 3% to prime plus 1%. However, in August 1996 the Company incurred $500,000 of unsecured convertible debt at 6% to settle certain litigation, adding $30,000 per year of interest expense.

Litigation settlement expense of $711,206 (including issuance of the $500,000 unsecured convertible note) for the year ended September 30, 1996, as compared to nothing for the year ended September 30, 1995, is due to the settling of most of the substantial litigation that had previously been brought against the Company. Included in this expense is $500,000 for settling the claim brought against the Company by PI, Inc. and $81,979 for the cost of settling the claims of a former officer and director. Since the majority of the significant litigation against the Company had been settled by the end of the fiscal year, it is expected that this expense will decline significantly in fiscal 1997.

Litigation Judgment expense was $296,269 for the year ended September 30, 1996 as compared to nothing for the year ended September 30, 1995, due to judgments granted against the Company and amounts reserved for outstanding litigation. All litigation judgment expense was unpaid at September 30, 1996.

At September 30, 1996, the Company had a working capital deficiency of $1,453,344 as compared to a deficiency of $141,764 at September 30, 1995. The increase is due primarily to the loss for the year, unpaid litigation judgment and litigation settlement expenses and the reclassification of long term leases which are in default as current liabilities.

Despite the working capital deficiency, the Company's debt was reduced significantly during the year, and most creditors (other than Multipress vendors) had agreed to concessions on the amounts owed by the Company and satisfactory payment plans to pay the settled amounts. Most important litigation was resolved by year end or shortly thereafter. Multipress remains profitable.

However, the Company still has outstanding judgments against it and is in need of substantial additional funds to settle the remaining problems and continue to operate, particularly since substantially all assets of other liquidated subsidiaries have now been sold and proceeds collected. The Company's bank indebtedness, though substantially reduced during the year, remains in default and due on demand. The Company is still operating under a workout agreement with its secured lender and although the Company considers its relationship good with the lender, the Company, at the lender's request, it looking for a new lender to replace the existing one.

To achieve the foregoing goals, the Company is taking steps to increase profitability of Multipress and continuing efforts to renegotiate and settle outstanding liabilities which are unrelated to Multipress' operations. Once the Company is current with its filings with the Securities and Exchange Commission, it will review all refinancing possibilities including the issuance of securities. No assurance can be given that the Company will be able to continued as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 1996 and September 30, 1995, there were no disagreements on accounting and financial disclosure practices.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors of the Company at September 30, 1996 are listed below:

         Name          Age          Position                   Director Since
         ----          ---          --------                   --------------

Bruce Weaver           36           President and Director     February 1996

Jonathon Reuben        41           Secretary and Director     June 1995

Thomas Raabe           44           Director                   March 1995


Mr. Weaver became a consultant to the Company in November 1995, and in February 1996, he became president and a director. For more than the past five years, Mr. Weaver has been self-employed as an accountant in Canada and consultant to financially troubled companies in the United States and Canada.

Mr. Reuben became a director in June 1995 and secretary of the Company in December 1995. For more than the past five years, Mr. Reuben has been self-employed as a certified public accountant in the Los Angeles, California area.

Mr. Raabe became president and a director in March 1995, was replaced as president in February 1996, and resigned as a director in October 1996. For more than the past five years, Mr. Raabe has been self-employed as a lawyer in the Boulder, Colorado area.

Significant Employee        Age      Position
--------------------        ---      --------

William Harrison, Jr.       63       Vice President of Operations of Multipress


Mr. Harrison joined Multipress as plant manager in September 1993. Since October 1993, Mr. Harrison has also been vice president of operations at Multipress and its principal operating officer. For more than two years prior to September 1993, Mr. Harrison was manufacturing manager for Horton Emergency Vehicles, a manufacturer of emergency and rescue vehicles.

ITEM 10.          EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 1995 and 1996.

                                        Summary Compensation Table

   (a)                        (a)                     (b)                (c)                 (d)              (c)

Name                      Position                   Year              Salary               Bonus            Other
----                      --------                   ----              ------               -----            -----
Bruce Weaver              President (since           1996            $50,250(1)          $11,939(3)
                          February 1996)             1995             ------               ------
Thomas Raabe              Chairman & CEO             1996            $65,571(2)                             $ 6,939(4)
                          (March 1995 -              1995             60,775(2)
                          February 1996)

Jonathon Reuben           Secretary/Treasurer        1996            $21,923             $ 7,939(3)
                                                     1995             ------               ------
William Harrison, Jr.     Vice President of          1996            $80,696             $20,000
                          Multipress                 1995             57,376               ------




The Company has no employment contracts with any employee.

(1) Mr. Weaver receives salary at the rate of $72,000 annually. Mr. Weaver has no employment contract, lives in Canada, and does not work solely for the Company. Mr. Weaver does not receive any Company employee benefits.

(2) Mr. Raabe was employed pursuant to a contract providing for an annual base salary of $120,000. In addition, Mr. Raabe, who lives in Colorado, received or was provided with use of a Company apartment in Tampa, Florida costing $7,800 in 1995 and $6,000 in 1996 and the use of a Company vehicle while in Tampa until his termination as an officer. The cost of these items are not included in the above table. In October 1996, Mr. Raabe became a consultant to the Company and agreed to render consulting services to the Company through October 31, 1999 for total compensation of $75,000, payable in installments over the life of the consultancy, plus reimbursement for medical insurance for one year to the extent of approximately $4,600 in fiscal 1997.

(3) Includes stock bonus of 139,583 shares of common stock to each of Mr. Weaver and Mr. Reuben.

(4) Represents 139,583 shares of common stock issued in connection with the settlement of Mr. Raabe's employment agreement.

The following table shows the stock options granted to each executive officer during the fiscal year ended September 30, 1996.

            (a)                        (b)                         (c)                        (d)                 (e)
                                    #Options/              % of Total Options/
                                      SARs                   SARs Granted to              Exercise or
           Name                    Granted(1)           Employees in Fiscal Year       Base Price (#/sh)      Expiration
           ----                    ----------           ------------------------       -----------------      ----------
Bruce Weaver                         175,000                      33.3%                      $0.10               2000
Jonathon Reuben                      175,000                      33.3%                      $0.10               2000
Thomas Raabe                         175,000                      33.3%                      $0.10               1999


(1) The 175,000 options issued to Thomas Raabe become exercisable April 15, 1999, and expire December 31, 1999. The 350,000 options issued to Bruce Weaver and Jonathon Reuben become exercisable September 15, 1999 and expire June 30, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The  following  table  sets  forth  certain  information  as of March  31,  1997 regarding the ownership of each class of the Company's equity securities, beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group and beneficial owners of more than 5% of any class of securities.

                                                                                    Amount of
Title of Class          Name and Address (2)                                   Nature of Ownership            Percent of Class (1)
--------------          ----------------                                       -------------------            ----------------
Common                  Bruce Weaver                                               139,583(1)                          5.8%
Common                  Jonathon Reuben                                            139,583(1)                          5.8%
Common                  Thomas Raabe                                               139,583(1)                          5.8%
Common                  PI, Inc.                                                   666,666(3)                         21.8%
Common                  Directors and Officers as a Group (3 persons)              418,749                            17.5%


(1) Does not include options to purchase 175,000 shares of common stock for each person named, all such options not being exercisable until 1999.

(2) The address for each of such persons is c/o Multipress, Inc., 560 Dublin Avenue, Columbus, Ohio 43215- 2388, except that the address for PI, Inc. is P.O. Box S, 70 Airport Road, Hyannis, MA 02601.

(3) Represents shares issuable upon conversion of the promissory note in principal amount of $500,000 issued to such entity and assuming a conversion price of $.75.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1996, the Company terminated Thomas Raabe's employment without his consent. At that time, Mr. Raabe had an employment agreement which provided him with potential severance claims of $120,000 in the event of an involuntary termination of his employment. In addition, Mr. Raabe had potential claims to issuance of 425,000 shares of common stock and 425,000 stock options. Mr. Raabe remained a director of the Company. In September 1996, the Company and Thomas Raabe settled all claims between them by submitting their differences to the binding determination of the Company's outside legal counsel as arbitrator. Pursuant to the arbitrator's decision, Mr. Raabe resigned as a director in October 1996 and is obligated to render consulting services to the Company on a limited as-requested basis through September 1999. The Company was ordered to pay Mr. Raabe a total of $70,000 over the term of the consultancy plus reimburse him for one year of health insurance benefits at the same rate paid for Multipress employees (approximately $4,600). In addition, the issues of Mr. Raabe's total entitlement to shares and options were fixed at the issuance of a total of 139,583 shares to Mr. Raabe and 175,000 options to purchase shares at $.10 per share exercisable April 15, 1999 - December 31, 1999. Mr. Raabe is obligated to give a voting proxy on his shares to Jonathon Reuben. In connection with such settlement, Mr. Weaver and Mr. Reuben also agreed to limit to 139,583 shares and 175,000 options at $.10 per share, each, their claims to shares and options pursuant to prior action of the board of directors, and to limit the exercisability of such options to the period September 15, 1999 - June 30, 2000.

In July, 1995, the Company provided a loan to Mr. Raabe in the amount of $20,000. During February 1996, $1,250 was repaid and subsequently the balance was forgiven as part of the settlement of claims between the Company and Mr. Raabe in 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr.  Weaver  failed,  on three  occasions,  to timely file  reports  required by
Section 16(a) ("Section 16(a)") of the Securities Exchange Acts of 1934, as amended. One late report pertained to his election as a director of the Company and the other two transactions reported late pertained to the Company's issuance of stock and options, respectively, in March 1996 and September 1996. PI, Inc. failed to timely file one report pertaining to one transaction involving the Company's securities. Mr. Reuben failed, on two occasions, to timely file reports required by Section 16(a). One late report pertained to his election as a director and the other late report pertained to the issuance to him of Company stock options.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         2.1 - Forbearance and Collateral Liquidation Agreement Dated as of March 15, 1996 (including related mutual release agreement) (1)

         2.2 - Agreement of Reorganization effective September 30, 1995 by and between Quality Products, Inc. and QPI Multipress, Inc.

         4.1  - Promissory Note Dated August 31, 1996 issued to PI, Inc. (1)

        10.2 - Workout Agreement by and among the Company, The Provident Bank et. al (1)

        27.1 -  Financial Data Schedule

---------

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

     (b) Reports on Form 8-K

          Not applicable

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

         Quality Products, Inc.

         By: /s/Bruce Weaver                                 Date: June 23, 1997
            ----------------------------------------
             Bruce Weaver, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             /s/Bruce Weaver                                 Date: June 23, 1997
            ----------------------------------------
            Bruce Weaver
            Director

            /s/Jonathon Reuben                               Date: June 23, 1997
            ----------------------------------------
            Jonathon Reuben
            Director

No annual report or proxy materials were sent to security holders with respect to any annual or other meeting of security holders during fiscal year 1996 or subsequent thereto.

QUALITY PRODUCTS, INC.

  & SUBSIDIARIES

Consolidated Financial Statements
As of September 30, 1996 and
For the Years Ended
September 30, 1996 and 1995
and Independent Auditors' Report

                             QUALITY PRODUCTS, INC.
                                 & SUBSIDIARIES

                                                                         Page
                                                                         ----

TABLE OF CONTENTS                                                         F-1

INDEPENDENT AUDITORS' REPORT                                              F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet,
  September 30, 1996                                                      F-3

Consolidated Statements of Operations
  for the Years Ended September 30, 1996 and 1995                         F-5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended September 30, 1996 and 1995                         F-6

Consolidated Statements of Cash Flows
  for the Years Ended September 30, 1996 and 1995                         F-7

Notes to Consolidated Financial Statements                                F-18

--------------------------------------------------------------------------------

FARBER
& HASS
--------------------------------------------------------------------------------
Certified Public Accountants
                            741 South A. Street        Telephone: (805) 385-3077
                            Oxnard, California 93030   Facsimile: (805) 385-3076



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. and its subsidiaries (the "Company") as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1996 and the results of its operations and cash flows for the years ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FARBER & HASS

April 13, 1997

QUALITY PRODUCTS, INC. & SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

Cash                                                                $     8,094
Restricted cash                                                         141,893

Trade accounts receivable, less allowance
    for doubtful accounts of $11,867                                    652,230
Inventories                                                             593,507
Other current assets                                                     14,616
                                                                    -----------
Total current assets                                                  1,410,340
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT                                           846,380
Less accumulated depreciation                                          (819,507)
                                                                    -----------
Property, plant and equipment, net                                       26,873
                                                                    -----------

TOTAL ASSETS                                                        $ 1,437,213
                                                                    ===========


                                                                     (Continued)

QUALITY PRODUCTS, INC. & SUBSIDIARIES

SEPTEMBER 30, 1996
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Bank lines of credit                                               $  1,468,033
Accounts payable                                                      1,040,891
Accrued expenses                                                        282,260
Note payable to former officer                                           75,000
                                                                   ------------
Total current liabilities                                             2,866,184
                                                                   ------------

NOTE PAYABLE                                                            500,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
    value $.00001; 10,000,000 shares authorized;
  25 shares issued and outstanding

Common stock, $.00001 par value; 20,000,000
    shares authorized; 2,395,680 shares
    issued and outstanding                                                   24
Additional paid-in capital                                           29,918,597
Accumulated deficit                                                 (26,821,620)
Less:  Treasury stock, 176,775 shares at cost                        (5,025,972)
                                                                   ------------
Total stockholders' deficit                                          (1,928,971)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,437,213
                                                                   ============


See notes to consolidated financial statements.

--------------------------------------------------------------------------------

QUALITY PRODUCTS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                     1996              1995
                                                 ------------      ------------

NET SALES                                        $  4,759,567      $  5,407,956

COST OF GOODS SOLD                                  3,198,076         3,733,404
                                                 ------------      ------------

GROSS PROFIT                                        1,561,491         1,674,552

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           1,955,080         2,437,235
                                                 ------------      ------------

LOSS FROM OPERATIONS                                 (393,589)         (762,683)
                                                 ------------      ------------

OTHER EXPENSE:

Loss on sale of assets held for sale                                   (961,829)
Interest expense                                     (444,727)         (741,749)
Litigation settlement expense                        (711,206)
Litigation judgement expense                         (296,269)
                                                 ------------      ------------
Total other expense                                (1,452,202)       (1,703,578)
                                                 ------------      ------------

LOSS FROM CONTINUING OPERATIONS                    (1,845,791)       (2,466,261)
                                                 ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS:

QPI Consumer Products Corporation                                    (4,084,715)
Technical Metals Company                                            (10,601,780)
Quality Toys, Inc.                                                   (1,375,499)
                                                 ------------      ------------
Total loss from discontinued operations                   -0-       (16,061,994)
                                                 ------------      ------------

NET LOSS                                         $ (1,845,791)     $(18,528,255)
                                                 ============      ============

NET LOSS PER SHARE                               $      (0.84)     $      (9.40)
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES                      2,186,305         1,971,931
                                                 ============      ============


See notes to consolidated financial statements.

QUALITY PRODUCTS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                      SERIES B
                                                     PREFERRED                    COMMON STOCK          ADDITIONAL
                                                --------------------         ---------------------       PAID-IN         RETAINED
                                                SHARES        AMOUNT         SHARES         AMOUNT       CAPITAL         EARNINGS
                                                ------        ------         ------         ------       -------         --------
BALANCES, SEPTEMBER 30, 1994                     25            $-0-        1,966,931          $20      $29,862,664     $ (6,447,574)

STOCK ISSUANCE - Officer Severance
    Agreement                                                                 10,000                        35,000

LITIGATION SETTLEMENT, DEBT FORGIVEN

NET LOSS                                                                                                                (18,528,255)

BALANCES, SEPTEMBER 30, 1995                     25             -0-        1,976,931           20       29,897,664      (24,975,829)

STOCK ISSUANCE:

Officer Severance Agreement                                                  139,583            1            6,978
Officer bonus                                                                279,166            3           13,955

NET LOSS                                                                                                                 (1,845,791)

BALANCES, SEPTEMBER 30, 1996                     25            $-0-        2,395,680          $24      $29,918,597     $(26,821,620)


See notes to consolidated financial statements.


                                                                       NOTES                 TOTAL
                                                  TREASURY           DUE FROM            STOCKHOLDERS'
                                                    STOCK            OFFICERS           EQUITY (DEFICIT)
                                                    -----            --------           ----------------
BALANCES, SEPTEMBER 30, 1994                    $(5,025,972)         $(60,103)             $ 18,329,035

STOCK ISSUANCE - Officer Severance
    Agreement                                                                                    35,000

LITIGATION SETTLEMENT, DEBT FORGIVEN                                   60,103                    60,103

NET LOSS                                                                                    (18,528,255)

BALANCES, SEPTEMBER 30, 1995                     (5,025,972)            -0-                    (104,117)

STOCK ISSUANCE:

Officer Severance Agreement                                                                       6,979
Officer bonus                                                                                    13,958

NET LOSS                                                                                     (1,845,791)

BALANCES, SEPTEMBER 30, 1996                    $(5,025,972)         $  -0-                $ (1,928,971)



--------------------------------------------------------------------------------

QUALITY PRODUCTS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996            1995
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $ (1,845,791)   $(18,528,255)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:

  Depreciation                                           21,323          38,940
  Provision for bad debts                                                 4,117
  Loss on disposition of fixed assets                    10,323
  Note payable, litigation settlement                   502,500
  Discontinued operations                                            16,731,787
  Stock compensation                                     20,937
    Changes in operating assets and liabilities:
    Restricted cash                                       1,239        (143,132)
    Accounts receivable                                (163,914)        173,052
    Receivable from liquidation of
        discontinued subsidiaries                     6,101,449

    Inventories                                         188,971         232,766
    Other assets                                         (6,716)
    Accounts payable and accrued expenses               353,882         296,374
      Income taxes                                                       88,000
                                                   ------------    ------------
Net cash provided by (used by) operating
  activities                                          5,184,203      (1,106,351)
                                                   ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES -

  Capital expenditures                                  (20,872)        (12,316)
                                                   ------------    ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

Bank line of credit, net                             (4,991,185)      1,194,908
Payments on short-term debt                            (258,202)
                                                   ------------    ------------
Net cash provided by (used by) financing
  activities                                         (5,249,387)      1,194,908
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH                         (86,056)         76,241

CASH, BEGINNING OF YEAR                                  94,150          17,909
                                                   ------------    ------------

CASH, END OF YEAR                                  $      8,094    $     94,150
                                                   ============    ============

                                                                     (Continued)

QUALITY PRODUCTS, INC. & SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------
                                                 1996                   1995
                                             ------------           ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid for interest                       $   444,727             $   741,749
Cash paid for taxes                          $     -0-               $     -0-


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In the year ended September 30, 1996, the Company issued 139,583 shares of common stock in connection with the settlement of certain litigation; and issued 279,166 shares of common stock as bonuses to an officer and a director of the Company.

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

QUALITY PRODUCTS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description - Quality Products, Inc. (the "Company") is a holding company. The Company's subsidiaries operated in various industries, including the manufacture of hydraulic presses and accessories through its QPI Multipress subsidiary, the processing of steel through its Technical Metals Company subsidiary (discontinued September 1995), the manufacture of foam products and toys through its Quality Toys, Inc. subsidiary (discontinued November 1994) and the manufacture of sporting goods and other foam recreational products through its Q.P.I. Consumer Products Corporation subsidiary (discontinued September 1995). The Company also owns a non-operating subsidiary, American Liberty Mining Corporation, which holds certain zinc mining claims. At September 30, 1996, the Company's only operating subsidiary was QPI Multipress.

     Going Concern - The Company has experienced operating losses for the years ended September 30, 1996 and 1995, and at September 30, 1996, current liabilities exceeded current assets by approximately $1,450,000 and the Company had a stockholders' deficit of approximately $1,900,000. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 16, management is attempting to raise additional funds and reduce expenses in order to continue as a going concern.

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

     Earnings per Share - Loss per common share is computed on the weighted average number of common shares outstanding each year. Common stock equivalents would have an antidilutive effect on loss per share.

2.   RESTRICTED CASH

     A Certificate of Deposit in the amount of $141,400 provides collateral for a letter of credit issued to an insurance carrier to secure the Company's potential obligations under its Workman's Compensation Plan. Any amount in excess of $141,400 represents accrued interest which is available for the Company's use.

3.   INVENTORIES

     Inventories at September 30, 1996 consist of:

     Raw materials and supplies                                   $495,996
     Work-in-process                                                55,648
     Finished goods                                                 41,863
                                                                  --------
     Total                                                        $593,507
                                                                  ========

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 1996 consist of:

     Leasehold improvements                                       $  11,449
     Machinery and equipment                                        663,640
     Furniture and fixtures                                         171,291
                                                                  ---------
                                                                    846,380
     Less accumulated depreciation                                 (819,507)
                                                                  ---------
     Property, plant and equipment, net                           $  26,873
                                                                  =========

     The estimated useful lives used to depreciate property and equipment are as follows:

     Leasehold improvements                                        Lease term
     Machinery and equipment                                     3 - 15 years
     Furniture and fixtures                                      3 - 15 years

5.   LEASES

     At September 30, 1996, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next two years. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for all operating leases was $103,867 in 1996 and $227,000 in 1995.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 1996, are:

     Year ending September 30:

     1997                                                          $104,235
     1998                                                            77,672
                                                                   --------
     Total minimum lease payments                                  $181,907
                                                                   ========

6.   BANK LINES OF CREDIT

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

     On May 31, 1995, the Company had utilized the entire amount of the two notes and had no more availability under the Line of Credit Agreement. Accordingly, the Company negotiated an extension with the commercial bank with the renewal terms calling for the repayment of the two $1,000,000 notes by increasing the line of credit facility to $7,000,000. The Line of Credit became payable on demand, bore interest at prime plus 3% and had renewal fees of $3,000 per month from June through August, 1995 and $10,000 per month thereafter. In February of 1996, the Company entered into a workout agreement with the Bank whereby all proceeds from the sale of the secured assets of Technical Metals and QPI Consumer Products Corporation would reduce the Line of Credit and no further advances would be available. Interest was reduced to prime plus 1%, the monthly renewal fee would be deferred so long as principal repayments continue and the line of credit became due August 15, 1996. On August 15, 1996, the note became payable upon demand.

     In September 1996, the Company entered into a $50,000 unsecured revolving line of credit with a commercial bank at a rate of prime plus 1.5% (10.5% at September 30, 1996). $41,000 was outstanding under the line at September 30, 1996. The line is payable on demand.

7.   NOTE PAYABLE

     In August 1996, the Company entered into a note payable in the amount of $500,000 with a shareholder in connection with the settlement of certain litigation. The note is convertible, upon demand, into 500,000 shares of common stock of the Company at a price of $1.00 per share. The Company is required to make quarterly interest only payments at 6% per annum. The agreement contains certain acceleration clauses. The principal amount of the note and unpaid interest are payable in full in August 2001.

8.   INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 1996 and 1995 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

     The valuation allowance increased approximately $553,000 and $6,852,000 in the years ended September 30, 1996 and 1995, respectively, representing primarily net operating losses incurred in those years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 1996 and 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $29,558,000 and $27,941,000, respectively, which are available to offset future Federal taxable income, if any, through 2010.

9.   STOCKHOLDERS' EQUITY

     Series B Preferred Stock

     The Series B Preferred Stock shares are voting (1.25 votes per share) and may be converted into common shares of the Company on the basis of 1.25 shares of common stock for each one share of Series B Preferred Stock, taking into consideration all previous stock splits.

     Stock Split

     Effective November 30, 1994, the Company declared a reverse split of the Company's common stock on the basis of one new share of common stock for each four shares of common stock held by shareholders of record as of November 30, 1994. The consolidated financial statements reflect the reverse split as if it had occurred on September 30, 1994.

10.  STOCK OPTIONS

     In March 1993, the shareholders approved a non-qualified stock option plan under which options were granted to employees at not less than the fair market value on the date of grant. Options granted under the plan are generally exercisable at any time within three years of the date of grant. Options are granted at the discretion of the Board of Directors.

                                                                  Option Price
                                                 Shares            per Share
                                                 ------            ---------

     Outstanding at
       September 30, 1995                          2,500              $7.00

     Cancelled or expired                         (2,500)             $7.00

     Granted during the year                     525,000              $0.10
                                                 -------

     Outstanding at
       September 30, 1996                        525,000              $0.10
                                                 =======

11.  TREASURY STOCK

     During 1994, the Board of Directors authorized the acquisition of up to 250,000 shares of the Company's common stock. Through September 30, 1994, a total of 176,775 shares of common stock were acquired.

12.  EMPLOYEE RETIREMENT PLAN

     The Company maintains a 401(K) Plan for the benefit of all full-time employees. Employees may make voluntary contributions to the Plan. Plan expenses incurred by the Company totalled approximately $7,000 and $28,000 during 1996 and 1995, respectively.

13.  SEGMENT INFORMATION

     Information with respect to industry segments is presented below. Foreign operations are not material in relation to consolidated revenues, operating income and identifiable assets. Intersegment sales and transfers are accounted for at cost. Operating expenses are allocated among industry segments based on sales volume.

                                                       1996            1995
                                                   ------------    ------------
     NET SALES TO UNAFFILIATED CUSTOMERS:

     Steel service                                 $        -0-    $ 23,924,422
     Toys/recreation                                        -0-       4,500,580
     Machine tools                                    4,759,567       5,407,956
                                                   ------------    ------------

                                                   $  4,759,567    $ 33,832,958
                                                   ============    ============

     OPERATING INCOME (LOSS):
     Steel service                                 $        -0-    $ (3,716,512)
     Toys/recreation                                        -0-      (2,993,575)
     Machine tools                                      831,605       1,006,969
                                                   ------------    ------------
                                                        831,605      (5,703,118)
                                                   ------------    ------------

     ELIMINATIONS                                           -0-             -0-
                                                   ------------    ------------
     LOSS ON SALE OF ASSETS HELD FOR SALE                   -0-        (961,829)
                                                   ------------    ------------

     Net loss from discontinued operations                  -0-     (16,061,994)
     Plus operating loss:
       Steel source                                         -0-       3,716,512
       Toys/recreation                                      -0-       2,993,575
                                                   ------------    ------------
     Net loss from liquidation                              -0-      (9,351,907)
                                                   ------------    ------------
     General corporate expenses and
       unallocated components of other
       income and expenses, net                      (2,232,669)     (1,769,652)
     Interest expense                                  (444,727)       (741,749)
                                                   ------------    ------------
                                                     (2,677,396)     (2,511,401)
                                                   ------------    ------------

     Loss before income taxes                      $ (1,845,791)   $(18,528,255)
                                                   ============    ============

                                                          1996           1995
                                                       ----------     ----------
     IDENTIFIABLE ASSETS:

     Steel service                                     $      -0-     $5,180,668
     Toys/recreation                                          -0-      1,046,035
     Machine tools                                      1,295,320      1,285,237
     Corporate assets                                     141,893        143,132
     Eliminations                                             -0-            -0-
                                                       ----------     ----------

                                                       $1,437,213     $7,655,072
                                                       ==========     ==========


     DEPRECIATION, DEPLETION AND
       AMORTIZATION:

     Steel service                                     $      -0-     $  396,816
     Toys/recreation                                          -0-        423,506
     Machine tools                                         21,323         38,940
                                                       ----------     ----------

                                                       $   21,323     $  859,262
                                                       ==========     ==========

14.  LITIGATION

     The Company is a defendant in several lawsuits, in addition to those disclosed in Note 15, mainly arising from the liquidation of QPI Consumer Products Corporation, Quality toys, Inc. and Technical Metals Company. Although the ultimate outcome of these suits cannot be ascertained at this time, and liabilities of indeterminate amounts may be imposed upon the Company, it is the opinion of management that the allegations are without merit and that the resolution of these suits will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.  COMMITMENTS AND CONTINGENCIES

     In October 1996, the lessor of the Company's former offices in Tampa, Florida sued the Company in Florida Superior Court for $198,375. In December 1996, the plaintiff received a summary judgement against the Company in the amount of $166,400. The Company has made full provision in the financial statements for the amount of the judgement.

     In December 1995, the Company was sued in Florida State Court by a former supplier to the Company's QPI Consumer Products subsidiary. The plaintiff seeks damages of $146,080 for failure to pay for product delivered. The Company has made a full provision in the financial statements for the amount sought by the plaintiff.

     In March 1995, a shareholder sued the Company in the United States District Court, Eastern District of Pennsylvania for alleged lost profits on Company stock he purchased from 1989-1993, plus actual losses incurred. In October 1996, the Company was granted summary judgement and the case was dismissed. Subsequently, the plaintiff appealed the decision to the United States Court of Appeals for the Third Circuit. The appeal has been briefed and is scheduled for argument in June 1997. The Company believes the plaintiff's claims are without merit and that summary judgement was properly granted.

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

16.  GOING CONCERN

     Management has evaluated the Company's current financial situation and its available resources and has implemented a plan to reduce expenses and conserve cash flows. Based upon estimates of projected cash flows for the year ending September 30, 1997, management believes that the Company's ability to continue in existence is dependent upon receiving additional financing, general revenues from Multipress, negotiating settlements with secured and unsecured creditors or additional equity capital, as to any of which there can be no assurance.

17.  SUBSEQUENT EVENTS (Unaudited)

     In November 1996, the Company utilized $46,287 of restricted cash to pay Workman's Compensation Insurance obligations and $39,843 to partially repay the bank line of credit.

                             Quality Products, Inc.

                    Exhibits To Annual Report on Form 10-KSB
                  For The Fiscal Year Ended September 30, 1996

                         Commission file number: 0-18145

Exhibits to Quality Products, Inc.'s Form 10-KSB
For the Fiscal Year Ended September 30, 1996

   Item              Exhibits
   ----              --------

    2.2 Agreement of Reorganization effective September 30, 1995 by and between Quality Products, Inc. and QPI Multipress, Inc.

   27.1              Financial Data Schedule