Form 10QSB
period 1996-12-31
QUALITY PRODUCTS INC
filed 1997-07-18
CIK 843462

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1996

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

                          (1) Yes _____     No __X__

As of December 31, 1996 there were 2,395,680 shares of the Company's common stock outstanding.

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        1996
                                                                        ----
                                                                    (Unaudited)

                                     ASSETS
Current Assets
   Cash                                                             $   196,352
   Certificate of Deposit (Note B)                                       55,392
   Accounts receivable from liquidation (Note C)                         48,927
   Accounts receivable                                                  628,829
   Inventories                                                          548,028
   Other current assets                                                  57,544
                                                                    -----------
Total Current Assets                                                  1,535,072

Property, plant and equipment                                           852,680
   Less accumulated depreciation                                       (824,306)
                                                                    -----------
   Net property, plant and equipment                                     28,374


                                                                    -----------
TOTAL ASSETS                                                        $ 1,563,446
                                                                    ===========


                                              See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                                       1996
                                                                       ----
                                                                     (Unaudited)

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
   Bank Indebtedness                                                $ 1,378,851
   Accounts Payable                                                   1,318,072
   Accrued expenses                                                     105,905
   Due to officer                                                        50,000
                                                                    -----------
Total Current Liabilities                                             2,852,828

Long Term Unsecured Note Payable                                        502,500
                                                                    -----------
TOTAL LIABILITIES                                                     3,355,328
                                                                    -----------
Commitments and Contingencies (Note D)

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.000001
      authorized 10,000,000 shares,
      issued and outstanding 25 shares                                       --
   Common stock, $.00001 par value, authorized 20,000,000
      shares, issued and outstanding, 2,395,080 shares                       24
   Additional paid-in capital                                        29,918,597
   Retained earnings (deficit)                                      (26,684,531)
                                                                    -----------
                                                                      3,234,090
   Less:

      Treasury stock, 255,708 shares                                 (5,025,972)
                                                                    -----------
      Total Stockholders Equity (Deficiency)                         (1,791,882)


TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                          $ 1,563,446
                                                                    ============


                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS


                                                         For the three months ended
                                                                 December 31,
                                                            1996            1995
                                                        -----------      -----------
                                                        (Unaudited)      (Unaudited)
Cash Flows From Operating Activities:
  Net Income (Loss)                                     $   137,089      ($  455,898)

Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Depreciation and amortization                       $     4,799      $     7,242
Cash provided by (used for) current
  assets and liabilities:
    Restricted Cash                                          86,501             (806)
    Accounts receivable                                     (27,923)         (62,901)
    Inventories                                              45,479           50,130
    Other assets                                            (42,928)           7,083
    Accounts payable                                        127,181           86,354
    Accrued expenses                                        (23,855)         (20,516)
    Due to officer                                          (25,000)
                                                        -----------      -----------
Cash provided for (used by) operating
  activities                                                281,343         (389,312)

Cash Flows From Investing Activities:
  Purchase of machinery & equipment                          (6,300)         (13,310)
  Amounts receivable from liquidation                         2,397        1,928,290
                                                        -----------      -----------
  Cash provided by (used for) investing activities           (3,903)       1,914,980

Cash Flows From Financing Activities:

  Repayments - notes payable                                (89,182)      (1,023,979)
  Repayment to officer                                         --           (333,202)
                                                        -----------      -----------
  Cash provided by (used for) financing activities          (89,182)      (1,357,181)

Net Increase (Decrease) in Cash                             188,258          168,487
Cash at Beginning of Period                                   8,094           93,350
                                                        -----------      -----------
Cash at End of Period                                   $   196,352      $   261,837
                                                        ===========      ===========

            See accompanying notes to condensed financial Statements

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS


                                                     For the three months ended
                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                    (Unaudited)     (Unaudited)

Net Sales                                            $1,380,637      $1,182,388
Cost of Goods Sold                                      870,159         823,213
                                                    -----------     -----------
Gross Manufacturing Profit                              510,478         359,175
Selling, General, & Administrative Expenses             327,853         472,038
                                                    -----------     -----------
Operating Income (Loss)                                 182,625        (112,863)

Other Income or (Expense)
     Interest Expense                                   (41,290)       (228,989)
     Litigation Settlement Expense                                      (66,700)
     Litigation Judgment Expense                                        (42,012)
     Other                                               (4,246)         (5,334)
                                                    -----------     -----------
     Total Other Income (Expense)                       (45,536)       (343,035)

Income (Loss) Before Income Taxes                       137,089        (455,898)
Net Income (Loss)                                      $137,089       ($455,898)
                                                    ===========     ===========
Earnings (loss) per share
  Primary                                                 $0.06          ($0.23)
                                                    ===========     ===========
  Fully diluted earnings per share                        $0.04            --
                                                    ===========     ===========

  Weighted average common and equivalent shares       2,395,680       1,976,931
                                                    ===========     ===========
  Fully diluted weighted average common and
  equivalent shares                                   3,587,346            --
                                                    ===========     ===========


                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  For the Three Months Ended December 31, 1995
                                   (Unaudited)


                              Common Stock                        Additional       Amounts                         Total
                                                  Treasury         Paid-In        Due From       Retained      Stockholders'
                           Shares     Amount       Stock           Capital        Officers       Earnings         Equity
                         ---------    ------    -----------      -----------     ---------     ------------      ---------
As of Sept. 30, 1995     1,976,931       20      (5,025,972)      29,897,664                    (24,975,829)      (104,117)



Net Loss                                                                                           (455,898)      (455,898)
                         ---------     ----     -----------      -----------     ---------     ------------      ---------
As of Dec. 31, 1995      1,976,931     $ 20     ($5,025,972)     $29,897,664                   ($25,431,727)     ($560,015)
                         =========     ====     ===========      ===========     =========     ============      =========


                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  For the Three Months Ended December 31, 1996
                                   (Unaudited)


                               Common Stock                           Additional                        Total
                                                       Treasury         Paid-In       Retained      Stockholders'
                          Shares         Amount          Stock          Capital       Earnings         Equity
                       ------------   ------------   ------------    ------------   ------------    ------------
As of Sept. 30, 1996      2,395,680            $24    ($5,025,972)    $29,918,597   ($26,821,620)    ($1,928,971)



Net Profit                                                                               137,089         137,089
                       ------------   ------------   ------------    ------------   ------------    ------------
As of Dec. 31, 1996       2,395,680            $24    ($5,025,972)    $29,918,597   ($26,684,531)    ($1,791,882)
                       ============   ============   ============    ============   ============    ============


                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Quality Products, Inc. (the "Company") Form 10-KSB for the year ended September 30, 1996, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.


Note B -- Certificate of Deposit

The Certificate of Deposit is held at the Company's bank as collateral for the Letter of Credit securing the Company's potential obligations for its Worker's Compensation policy. The policy expires November 30, 1997. During the quarter, $46,287 was drawn on the Letter of Credit to pay past due obligations, $39,843 was used to reduce bank indebtedness and $55,000 was renewed until November 30, 1997.


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

As at December 31, 1996 the net amount receivable from liquidation and disposal was $48,927 represented by:

                  Accounts Receivable                         $48,927

Less:

                  Subordinated Secured Creditor

                  SBA Loan

                  Liquidation Costs
                                                              -------
                                                              $48,927
                                                              =======


Note D -- Commitments and Contingencies

For additional information on these and other contingencies and commitments please refer to Part II, Item 1 entitled legal proceedings.


Note E -- Cash Flow Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                   Three Months Ended
                                                      December 31,
                                               1996                 1995
                                             -------              --------
Cash paid for interest                       $41,290              $228,989

Common Stock issued for
     Officer /Employee bonuses                    --                    --


Note F -- Reclassification

Certain amounts for 1996 have been reclassified to conform with the 1995 presentation.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


      Three Months Ended December 31, 1996 as Compared to December 31, 1995


Net Sales for the three months ended December 31, 1996 were $1,380,637 as compared to $1,182,388 for the three months ended December 31, 1995 an increase of 16.8%. Gross profit was $510,478 or 37% of sales for the period ended December 31, 1996 compared to $359,175 or 30% of sales for the same period a year earlier. Sales increased due to the addition of another salesperson, a new marketing executive and the commencement of a modest marketing program during this period. Gross profit increased due to improved operating efficiencies as Multipress increased its volume closer to capacity.

Selling, general and administrative expenses decreased from $472,038 during the three months ended December 31, 1995 to $327,853 for the three months ended December 31, 1996. Selling general and administrative expenses as a percentage of sales were 23.7% during the three months ended December 31, 1996 as compared to 40% for the three months ended December 31, 1995, a decrease of 40%. Selling, general and administrative expenses declined as cost reductions put into place last year began to take effect and legal expenses started to decline. As a percentage of sales, selling, general and administrative expenses also declined due to the increase in sales over the corresponding period in the prior year. Some of the cost reductions and eliminations from last year were offset slightly by the addition of some personnel at QPI Multipress. It is expected that selling, general and administrative expenses will decline slightly for the balance of fiscal 1997.

Interest expense for the three months ended December 31, 1996 was $41,290 as compared to $228,989 for the three months ended December 31, 1995. The decrease is due to the reduction in bank indebtedness during the last year and the lower interest rate being charged on that indebtedness. The reduction in bank interest was slightly offset by the addition of interest payable of $7500 per quarter on the 6% convertible promissory note issued to PI, Inc. on August 31, 1996. It is expected that interest will remain steady or slightly decrease as reductions in bank indebtedness are less significant during this fiscal year.

Net income for the period was $137,089 or $0.06 per share as compared to a loss of $455,898 or $0.23 per share a year earlier. The improvement is due to the increase in sales for the period and the reduction in selling, general and administrative, interest and litigation related expenses during the period.

Liquidity and Capital Resources

As at December 31, 1996 the Company had a working capital deficiency of $1,317,756 as compared to $1,453,344 at September 30, 1996 and a working capital deficiency of $603,703 at December 31, 1995. The decrease in the deficiency during the quarter is due to profitable operations during the quarter and the use of cash to reduce bank indebtedness. The company anticipates that this deficiency will continue to decline as accounts payable and other obligations are settled and could further decline if profitable operations can be sustained.

During the period ended December 31, 1996 cash generated from operating activities was $281,343 as compared to cash used in operating activities of $389,312 in the corresponding period last year. Cash generated during the three month period ended December 31, 1996 came predominately from earnings for the quarter of $137,089 and the redemption of the Company's certificate of deposit in the amount of $86,501. Other working capital items that increased or decreased during the quarter generally offset each other.

The Company's financial condition prevented it from carrying out any significant investing activities during the three months ended December 31, 1996. The net amount received from the liquidation of QPI Consumer Products which is now essentially complete was and will in the future be insignificant. Cash flows from investing activities in the corresponding period last year were $1,914,980 due to the large amounts collected from the liquidation of the assets of QPI Consumer Products and Technical Metals carried out during fiscal 1996.

The majority of any excess funds generated continues to be applied to reduce the Company's bank indebtedness. During the quarter the Company's short term loan of $41,000 was paid off and the Company's note payable, which is due on demand, was reduced by $48,182.

The Company continues to operate under a workout agreement with its secured lender and the Company's bank indebtedness owing to that secured lender continues to be due on demand. Despite the fact the Company had a profitable quarter the Company still requires additional funds to continue operations. No assurances can be given that such funds will be available. Meanwhile the Company is continuing to try to improve profitability and cash flow and extend, settle or repay all outstanding liabilities and obligations.

                                     PART II

Item 1.  Legal Proceedings


     In March 1995, Howard S. Klein sued the Company in the United States District Court, Eastern District of Pennsylvania for alleged lost profits of approximately $500,000 on Company stock he purchased from 1989-1993, plus actual losses incurred of approximately $50,000. On October 3, 1996, the Court granted the Company summary judgment and dismissed the case against the Company. The plaintiff appealed to the United States Court of Appeals for the Third Circuit, and in June 1997, the Court of Appeals affirmed the judgment in the Company's favor.

     The SEC notified the Company of an investigation in 1994. In November 1996, the SEC filed an administrative action against the Company (SEC Case No. 3-
9186), charging primarily that the Company (1) issued misleading press releases in March 1994 concerning a proposed agreement between Disney and QPI Consumer Products Corporation; (2) overstated the value of engineering drawings in financial statements contained in periodic SEC reports; and (3) failed to file periodic reports since the quarter ended June 30, 1995. The SEC settled and the Company settled all charges against the Company, without payment of any money by the Company, by a consent decree, entered April 1, 1997, whereby the company neither admitted nor denied the charges and agreed to the entry of a "cease and desist" order that it not violate federal securities laws in the future.

     During fiscal 1995, the Company moved out of its executive offices in Tampa with a remaining lease term through June 2001 at approximately $6,000 rent per month. The landlord sued the Company and obtained a judgment for past and future rents of approximately $162,000, in 1997. Such judgment has a material adverse effect on the Company's financial condition.

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

     Various legal actions and proceedings are pending or are threatened against the Company and its subsidiaries. These actions and proceedings arise in the ordinary course of the Company's business. None of the litigation matters currently pending against the Company, aside from the matters specifically discussed above, is deemed material by management of the Company.

Item 3.  Default Upon Senior Securities

     As of December 31, 1996, the company was in default with respect to, among other things, the financial covenants with respect to its bank indebtedness. The aggregate amount of such indebtedness, all of which matured upon default, was approximately $1,378,000.


Item 6.  Exhibits and Reports of Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               Not  applicable

                                   Signatures

     In accordance with the requirements of the Exchange Act , the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Quality Products, Inc.
-                                       ---------------------------------
                                             Registrant



Date: July  ___, 1997                   By   /s/ Bruce C. Weaver
                                             ----------------------------
                                             Bruce C. Weaver
                                             President (Principal Executive
                                             Officer and Principal Financial
                                             And Accounting Officer)