Form 10QSB
period 1997-03-31
QUALITY PRODUCTS INC
filed 1997-07-18
CIK 843462

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1997

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

                                             (1) Yes __X__ No _____



As of March 31, 1997 there were 2,395,680 shares of the Company's common stock outstanding.

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                  March 31,
                                                                     1997
                                                                     ----
                                                                 (Unaudited)



                                     ASSETS

Current Assets
    Cash                                                       $   254,255
    Restricted Cash (Note B)                                        55,098
    Accounts receivable, net of allowance of $11,867               967,418
    Inventories                                                    614,706
    Other current assets                                            21,475
                                                               ------------
Total Current Assets                                             1,912,952

Property, plant and equipment                                      852,680
    Less accumulated depreciation                                 (829,395)
                                                               ------------
    Net property, plant and equipment                               23,285





TOTAL ASSETS                                                   $  1,936,237
                                                               ============



                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    March 31,
                                                                      1997
                                                                      ----
                                                                  (Unaudited)


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)


Current Liabilities
         Bank indebtedness                                        1,280,000
         Accounts payable                                         1,334,940
         Accrued expenses                                           150,740
         Due to related party                                        37,000
                                                               ------------
Total Current Liabilities                                         2,802,680

         Long-term unsecured note payable                           502,500
                                                               ------------
Total Long-term Liabilities                                         502,500
                                                               ------------
TOTAL LIABILITIES                                                 3,305,180


Commitments and Contingencies (Note C)


STOCKHOLDERS' EQUITY
     Preferred stock, convertible, voting,
          par value $.00001, authorized
          10,000,000 shares, issued and
          outstanding 25 shares
     Common stock, $.00001 par value,
          authorized 20,000,000 shares,
          issued and outstanding, 2,395,680
          shares                                                         24
     Additional paid-in capital                                  29,918,597
     Retained earnings (deficit)                                (26,261,592)
                                                               ------------
                                                                  3,657,029
     Less:

          Treasury stock, 255,708 shares                         (5,025,972)
                                                               ------------
          Total Stockholders Equity (deficiency)                 (1,368,943)

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                     $  1,936,237
                                                               ============



                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      For the six months ended
                                                              March 31,
                                                     --------------------------

                                                          1997         1996
                                                          ----         ----
                                                     (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
 Net Income (Loss)                                   $   560,028    ($1,215,276)

Adjustments to reconcile net income (loss)
 to net cash provided by (used for)
 operating activities:
    Depreciation and amortization                          8,781          8,986
    Stock compensation                                      --           20,937
    Restricted cash                                       86,799         (1,596)
    Accounts receivable                                 (315,188)      (147,854)
    Inventories                                          (21,199)       (27,169)
    Other assets                                          (6,859)         1,710
    Accounts payable                                     294,049        (14,781)
    Accrued expenses                                    (129,020)        19,537
    Due to related party                                 (38,000)        81,979
    Accounts receivable from liquidation                              5,596,100
                                                     -----------    -----------
    Cash used in operating activities                    439,391      4,322,573

Cash Flows From Investing Activities:
    Capital expenditures                                  (5,197)       (17,574)
                                                     -----------    -----------
    Cash provided by (used in) investing activities       (5,197)       (17,574)

Cash Flows From Financing Activities:
    Repayments to Officer                                   --         (333,202)
    Repayments - Notes payable                          (188,033)    (4,106,908)
    Unsecured note payable issued                           --          500,000
                                                     -----------    -----------
    Cash provided by (used in) financing activities     (188,033)    (4,440,110)

    Net increase (decrease) in cash                      245,161        364,889
Cash at Beginning of Period                                8,094         93,350
                                                     -----------    -----------
Cash at End of Period                                $   254,255    $   458,239
                                                     ===========    ===========



                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the six months ended                    For the three months ended
                                                                   March 31                                   March 31
                                                      ---------------------------------           ---------------------------------
                                                         1997                  1996                  1997                  1996
                                                         ----                  ----                  ----                  ----
                                                      (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)
Net Sales                                             $ 3,133,942           $ 2,408,085           $ 1,753,305           $ 1,225,697
Cost of Goods Sold                                      1,954,397             1,651,138             1,084,238               827,925
                                                      -----------           -----------           -----------           -----------
     Gross Profit                                       1,179,545               756,947               669,067               397,772
Selling, General, &                                       611,824               923,021               283,971               450,983
  Administrative Expenses                             -----------           -----------           -----------           -----------

    Operating Income (loss)                               567,721              (166,074)              385,096               (53,211)
Other Income or (Expense)
     Interest Expense                                     (79,846)             (344,046)              (38,556)             (115,057)
     Litigation Settlement                                   --                (652,929)                 --                (586,229)
         Expense
     Litigation Judgment                                     --                 (42,012)                 --                    --
         Expense
     Other                                                 (8,781)              (10,215)               (4,535)               (4,881)
                                                      -----------           -----------           -----------           -----------

     Total Other Income                                   (88,627)           (1,049,202)              (43,091)             (706,167)
        (Expense)
Income (Loss) Before                                      479,094            (1,215,276)              342,005              (759,378)
   Extraordinary Item
Extraordinary Item                                         80,934                  --                  80,934                  --

     Net Income (loss)                                $   560,028           ($1,215,276)          $   422,939           ($  759,378)
                                                      ===========           ===========           ===========           ===========

Per Common Share Data:
Net income (Loss) Before                              $      0.20           ($     0.61)          $      0.14           ($     0.38)
Extraordinary Item                                    -----------           -----------           -----------           -----------

Net Income (loss) - primary                           $      0.23           ($     0.61)          $      0.17           ($     0.38)
                  - fully diluted                     $      0.16                  --             $      0.12                  --
                                                      ===========           ===========           ===========           ===========
Administrative Expenses
  Weighted average used
  in per share calculations - primary                   2,395,680             1,976,931             2,395,680             1,976,931
                            - fully diluted             3,587,346                  --               3,587,346                  --
                                                       ===========           ===========           ===========           ===========



                             See accompanying notes

                     QUALITY PRODUCTS, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended March 31, 1997



                                          Common Stock                             Additional                             Total
                                                                 Treasury            Paid-In           Retained       Stockholders'
                                     Shares        Amount         Stock              Capital           Earnings           Equity
                                     ------        ------         -----              -------           --------           ------
As of Sept. 30, 1996               2,395,680          $24      ($5,025,972)       ($29,918,597)     ($26,821,620)      ($1,928,971)



Net Income                                                                                              $560,028          $560,028
                                   ---------          ---      -----------        ------------      ------------       -----------
As of March 31,1997                2,395,680          $24      ($5,025,972)       ($29,918,597)     ($26,261,592)      ($1,368,943)
                                   =========          ===      ===========        ============      ============       ===========


                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended March 31, 1996




                                          Common Stock                              Additional                             Total
                                                                 Treasury            Paid-In          Retained         Stockholders'
                                     Shares        Amount         Stock              Capital          Earnings             Equity
                                     ------        ------         -----              -------          --------             ------
As of Sept. 30, 1995               1,976,931          $20     ($5,025,972)         $29,897,664     ($24,975,829)         ($104,117)
Stock Issuance
     Bonus                           279,166           $3                             $13,955
     Severance                       139,583           $1                             $ 6,978

Net Loss                                                                                             (1,215,276)        (1,215,276)
                                   ---------          ---      -----------        ------------      ------------       -----------
As of March 31, 1996               2,395,680          $24     ($5,025,972)         $29,918,597     ($26,191,105)       ($1,298,456)
                                   =========          ===      ===========        ============      ============       ===========


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

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


Note B - Restricted Cash

A Certificate of Deposit is held at the Company's bank as collateral for the Letter of Credit securing the Company's potential obligations for its Worker's Compensation policy. The policy expires November 30, 1997. During the period, $46,287 was drawn on the Letter of Credit to pay past due obligations, $39,843 was used to reduce bank indebtedness and $55,000 was renewed until November 30, 1997.


Note C - Commitments and Contingencies

For additional information on these and other contingencies and commitments please refer to Part II, Item 1 entitled legal proceedings.


Note D - Cash Flow Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:


                                                     Six Months Ended
                                                          March 31,
                                                1997                  1996
                                                ----                  ----
Cash paid for interest                       $79,846              $344,046

Common Stock issued for
     Officer /Employee bonuses                    --                13,955
     Officer Severance                            --                 6,978

                       MANAGEMENT DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


            Three and Six Months Ended March 31, 1997 as Compared to
                    Three and Six Months Ended March 31, 1996


Consolidated net sales for the three and six months ended March 31, 1997 were $1,753,305 and $3,133,942, respectively, compared to $1,225,697 and $2,408,085 for the corresponding periods in the prior year. The increase in sales of 43% and 30%, in the current three and six months, is due to the addition of an additional salesperson, the hiring of a new marketing executive and the addition of new, more active manufacturing representatives in certain key territories in the United States. As the Company's financial condition has improved slightly, it has also been able to commence a modest marketing program.

Gross profit was $669,067 or 38% of sales for the three months ended March 31, 1997 and $1,179,545 or 37% of sales for the six months ended March 31, 1997 compared to $397,772 or 32% of sales for the three months and $756,947 or 31% of sales for the six months ended March 31, 1996. Gross profit increased due to the increase in sales and increased as a percentage of sales due to improvements in material and plant efficiencies.

Selling, general and administrative expenses were $283,971 and $611,824 for the three and six months ended March 31, 1997 compared with $450,983 and $923,021 for the corresponding periods in the prior year. Selling general and administrative expenses were 16.2% and 19.5% of sales during the three and six months ended March 31, 1997 as compared to 36.8% and 38.3% of sales during the corresponding periods in the prior year. Selling, general and administrative costs decreased during the current three and six month periods due to overhead reductions made such as closing offices, terminating leases, and reducing personnel. Additional legal and accounting expenses have declined substantially as the Company continues to settle and eliminate past litigation and brings itself current with the SEC. Selling, general and administrative expenses as a percentage of sales decreased due to the above reasons as well as the fact sales increased by 43% and 30% during the period as compared to the corresponding period a year earlier.

Interest expense was $38,556 and $79,846 for the three and six months ended March 31, 1997, respectively, compared to $115,057 and $344,046 for the corresponding periods in the prior year. The decrease is due to the substantial reduction in bank indebtedness during the last year and the reduction in the interest rate charged on the bank indebtedness. Offsetting this decrease was the interest of $15,000 paid during the six months ending March 31, 1997 to PI, Inc. resulting from the issuance to PI, Inc. of a 5 year $500,000 6% convertible promissory note during the last half of fiscal 1996. No such interest was paid during the corresponding period a year ago.

The Company did not incur any litigation settlement expense during the three and six months ended March 31, 1997 compared to $652,929 during the corresponding periods in the prior year. The significant decrease is due to the fact that substantially all of the litigation brought against the Company had been settled or otherwise recorded on the financial statements of the Company during the corresponding period a year earlier. The Company has several outstanding judgments against it, including two judgments aggregating approximately $350,000, one of which, for approximately $170,000, was incurred subsequent to March 31, 1997. The Company's inability to reduce or settle these judgments will have a materially adverse effect on the Company's financial condition.

The net income for the six months ended March 31, 1997 was $560,028, including a $80,934 extraordinary gain on the sale of shares previously written off. Net income from regular operations was $479,094 as compared to a loss of $1,215,276 for the comparable period a year earlier. Net income for the three months ended March 31, 1997 was $422,939 including the extraordinary gain of $80,934 [net income before the extraordinary item was $342,005] as compared to a loss of $759,378 during the three months period a year earlier. The increase in net income is due to the increase in sales during the period as compared to a year ago, and the significant reduction in all major expense categories.


Liquidity and Capital Resources

As at March 31, 1997, the Company had a working capital deficiency of $889,728 as compared to a working capital deficiency of $1,167,756 at December 31, 1996 and a working capital deficiency of $1,455,844 at September 30, 1996.

Cash generated from operations during the six months ended March 31, 1997 was $439,391 resulting primarily from net income generated during the period of $560,088 offset by the net increase in accounts receivable over accounts payable as sales during the period increased significantly.

As with previous fiscal periods, the Company's primary use of cash has been to reduce its indebtedness to its secured lender and secondly to settle and if settled reasonably, reduce unsecured accounts payable and other obligations. To this end, secured debt was reduced by approximately $188,000 during the period and accounts payable and accrued expenses, other than Multipress accounts payable, were reduced substantially during the period.

The Company continues to focus on all steps needed to continue to operate as a going concern. The Company is attempting to increase the sales and net income of QPI Multipress, reduce secured bank indebtedness, settle and eliminate other obligations and continue to defend the remaining litigation from the past. Although improvements are being made, there continues to be no assurance that improvements will continue. Additionally, the Company is still seeking out a replacement for its secured lender.

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

Item 3. Default Upon Senior Securities

     As of March 31, 1997, the Company was in default with respect to, among other things, the financial covenants with respect to its bank indebtedness. The aggregate amount of such indebtedness, all of which matured upon default, was approximately $1.280 million.


Item 6. Exhibits and Reports of Form 8-K

          (a) Exhibits

               27.1 Financial Data Schedule

          (b) Reports on Form 8-K

               Not applicable

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Quality Products, Inc.
                                           Registrant



Date: July ___, 1997               By:  /s/Bruce C. Weaver
                                         ------------------
                                        Bruce C. Weaver
                                        President (Principal Executive
                                        Officer and Principal Financial
                                        And Accounting Officer)