Form 10QSB
period 1997-06-30
QUALITY PRODUCTS INC
filed 1997-08-13
CIK 843462

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1997

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

                              (1) Yes__X__  No_____


As of June 30, 1997 there were 2,395,680 shares of the Company's common stock outstanding.

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                      June 30,
                                                                        1997
                                                                    -----------
                                                                    (Unaudited)
Current Assets
         Cash                                                       $   500,782
         Certificate of Deposit (Note B)                                 40,739
         Accounts receivable                                            817,162
         Inventories                                                    641,038
         Other current assets                                            19,532
                                                                    -----------
Total Current Assets                                                  2,019,253

Property, plant and equipment                                           838,807
         Less accumulated depreciation                                 (806,133)
                                                                    -----------
         Net property, plant and equipment                               32,654




                                                                    -----------
TOTAL ASSETS                                                        $ 2,051,907
                                                                    ===========



                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                      June 30,
                                                                        1997
                                                                    -----------
                                                                    (Unaudited)

Current Liabilities
         Bank indebtedness                                            1,275,000
         Accounts payable                                             1,197,479
         Accrued expenses                                               118,387
         Due to related party                                            28,000
                                                                   ------------
Total Current Liabilities                                             2,618,866

         Long-term unsecured note payable                               502,500
                                                                   ------------
Total Long-term Liabilities                                             502,500
                                                                   ------------
TOTAL LIABILITIES                                                     3,121,366


Commitments and Contingencies (Note C)


STOCKHOLDERS' EQUITY
         Preferredstock,  convertible, voting,
               par value  $.00001, authorized
               10,000,000 shares, issued and
               outstanding 25
         Common stock, $.00001 par value,
               authorized 20,000,000 shares,
               issued and outstanding,
               2,395,680 shares                                              24
         Additional paid-in capital                                  29,918,597
         Retained earnings (deficit)                                (25,962,108)
                                                                   ------------
                                                                      3,956,513

         Less:

               Treasury stock, 255,708 shares                        (5,025,972)
                                                                   ------------
               Total Stockholders Equity (deficiency)                (1,069,459)

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                         $  2,051,907
                                                                   ============



                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the nine months ended     For the three months ended
                                                      June 30                       June 30
                                             --------------------------    --------------------------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net Sales                                    $ 4,864,011    $ 3,624,545    $ 1,730,069    $ 1,216,460
Cost of Goods Sold                             3,036,733      2,471,915      1,082,336        820,777
                                             -----------    -----------    -----------    -----------
     Gross Profit                              1,827,278      1,152,630        647,733        395,683
Selling, General, &
  Administrative Expenses                        919,860      1,261,036        308,036        339,015
                                             -----------    -----------    -----------    -----------
    Operating Income (loss)                      907,418       (108,406)       339,697         56,668
Other Income or (Expense)
     Interest Expense                           (117,776)      (401,102)       (37,930)       (57,056)
     Litigation Settlements                         --         (667,029)          --          (14,100)
     Accrued Contingent
         Expense                                    --          (42,012)          --             --

     Other                                       (11,064)       (15,175)        (2,283)        (4,960)
                                             -----------    -----------    -----------    -----------
Total Other Income                              (128,840)    (1,125,318)       (40,213)       (76,116)
   (Expense)
Income (Loss) Before                             778,578     (1,233,724)       299,484        (18,448)
   Extraordinary Item
Extraordinary Item                                80,934           --             --             --

     Net Income (loss)                       $   859,512    ($1,233,724)   $   299,484    ($   18,448)
                                             ===========    ===========    ===========    ===========
Per Common Share Data:
Net income (Loss) Before
Extraordinary Item                           $      0.33    ($     0.58)   $      0.13    ($     0.01)
                                             -----------    -----------    -----------    -----------
Net Income (loss) - primary                  $      0.36    ($     0.58)   $      0.13    ($     0.01)
                  - fully diluted            $      0.24           --      $      0.08           --
                                             ===========    ===========    ===========    ===========
  Weighted average used
  in per share calculations
                     - primary                 2,395,680      2,116,514      2,395,680      2,395,680
                     - fully diluted           3,587,346           --        3,587,746           --
                                             ===========    ===========    ===========    ===========


                             See accompanying notes

                      QUALITY PRODUCTS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    For the nine months ended
                                                              June 30,
                                                    --------------------------
                                                        1997           1996
                                                        ----           ----
                                                    (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
   Net Income (Loss)                                $   859,512    ($1,233,724)

Adjustments to reconcile  net income
     (loss) to net cash  provided by (used for)
     operating activities:
       Depreciation and amortization                     11,064         14,006
       Stock compensation                                  --           20,937
       Restricted cash                                  101,154          1,505
       Accounts receivable                             (164,932)       (63,091)
       Inventories                                      (47,531)       (70,137)
       Other assets                                      (4,916)        (6,636)
       Accounts payable                                 156,588        (86,201)
       Accrued expenses                                (163,873)        39,387
       Due to related party                             (47,000)        81,979
       Accounts receivable from liquidation                --        5,430,174
                                                    -----------    -----------
       Cash provided by (used in)operating
          activities                                    700,066      4,268,473

Cash Flows From Investing Activities:
     Capital expenditures                               (16,845)       (17,574)
                                                    -----------    -----------
Net Cash provided by (used in) investing
          activities                                    (16,845)       (17,574)
Cash Flows From Financing Activities:
     Repayments to Officer                                 --         (333,202)
     Repayments - Notes payable                        (193,033)    (4,506,807)
     Unsecured note payable issued                        2,500        500,000
                                                    -----------    -----------
    Cash provided by (used in) financing
          activities                                   (190,533)    (4,340,009)
    Net increase (decrease) in cash                     492,688        (89,110)
Cash at Beginning of Period                               8,094         93,350
                                                    -----------    -----------
Cash at End of Period                               $   500,782    $     4,240
                                                    ===========    ===========


                             See accompanying notes

                                                QUALITY PRODUCTS, INC. & SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               For the Nine Months Ended June 30, 1996



                                                                                       Additional                         Total
                                            Common Stock              Treasury          Paid-In       Accumulated      Stockholders'
                                       Shares           Amount          Stock           Capital          Deficit          Equity
                                    ------------     ------------    ------------     ------------    ------------     ------------
As of Sept. 30, 1995                   1,976,931     $         20    ($ 5,025,972)    $ 29,897,664    ($24,975,829)    ($   104,117)
Stock Issuance:
     Bonus                               279,166                3                           13,955                           13,958
     Severance                           139,583                1                            6,978                            6,979
Net Loss                                                                                                (1,233,724)      (1,233,724)
                                    ------------     ------------    ------------     ------------    ------------     ------------
As of June 30,1996                     2,395,680     $         24    ($ 5,025,972)    $ 29,918,597    ($26,209,553)    ($ 1,316,904)
                                    ============     ============    ============     ============    ============     ============


                             See accompanying notes

                                                QUALITY PRODUCTS, INC. & SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               For the Nine Months Ended June 30, 1996



                                                                                       Additional                         Total
                                            Common Stock              Treasury          Paid-In       Accumulated      Stockholders'
                                       Shares           Amount          Stock           Capital          Deficit          Equity
                                    ------------     ------------    ------------     ------------    ------------     ------------
As of Sept. 30, 1996                    2,395,680    $         24    ($ 5,025,972)    $ 29,918,597    ($26,821,620)    ($ 1,928,971)



Net Income (Loss)                                                                                          859,512          859,512
                                     ------------    ------------    ------------     ------------    ------------     ------------
As of June 30, 1997                     2,395,680    $         24    ($ 5,025,972)    $ 29,918,597    ($25,962,108)    ($ 1,069,459)
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

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


Note B - Certificate of Deposit

A Certificate of Deposit is held at the Company's bank as collateral for the Letter of Credit securing the Company's potential obligations for its Worker's Compensation policy. The policy expires November 30, 1997. During the quarter ended June 30, 1997, $59,287 was drawn on the Letter of Credit to pay past due obligations, $39,843 was used to reduce bank indebtedness and $42,000 was renewed until November 30, 1997.


Note C - Commitments and Contingencies

     For further  information on commitments and contingencies,  please refer to
     Part II, Item 1 entitled Legal Proceedings.


Note D - Cash Flow Information

     The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
                                        Nine Months Ended     Three Months Ended
                                             June 30,             June 30,
                                         1997       1996       1997       1996
                                         ----       ----       ----       ----
Cash paid for interest                 $117,776   $401,102   $ 37,930   $ 57,056

Common Stock issued for
     Officer /Employee bonuses                    $ 13,958       --         --
     Officer Severance                            $  6,979       --         --

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


Three and Nine Months Ended June 30, 1997 compared to
Three and Nine Months Ended June 30, 1996

     Consolidated net sales for the three and nine months ended June 30, 1997 were $1,730,069 and $4,864,001, respectively, as compared to $1,216,460 and $3,624,545 for the corresponding periods in the prior year. The increase in sales of 42% and 30%, in the current three and nine month periods, is due to the hiring of an additional sales person, the hiring of a new marketing executive and the addition of new, more active manufacturing representatives in certain territories in the United States. As the Company's financial condition has improved slightly, it has also been able to commence a modest marketing program.

     Gross profit was $647,733, or 37% of sales for the three months ended June 30, 1997 and $1,827,278, or 37% of sales for the nine months ended June 30, 1997 as compared to $395,683, or 32% of sales for the three months ended June 30, 1996 and $1,152,630, or 32% of sales for the nine months ended June 30, 1996. Gross profit increased on an absolute basis and as a percentage of sales because of the increase in sales, reductions in costs of materials and plant efficiencies.

     Selling, general and administrative expenses ("SG&A") were $308,036 and $919,860 for the three and nine months ended June 30, 1997 compared with $339,015 and $1,261,036 for the corresponding periods in the prior year. SG&A was 17.8% and 18.9% of sales during the three and nine months ended June 30, 1997 compared to 27.9% and 34.8% during the corresponding periods in the prior year. These costs decreased on an absolute and percentage basis during the current three and nine month periods due to the increase in sales and overhead reductions including the closing of Company offices, terminating leases, and reducing personnel. Furthermore, legal and accounting expenses declined substantially from the corresponding periods in the prior year as the Company resolved a significant number of the legal proceedings in which it was involved. Selling, general and administrative expenses increased slightly in the third quarter over the second quarter as the Company's lender charged the Company in the third quarter approximately $49,448 in legal fees that had accrued over the period of the loan.

     Interest expense was $37,930 and $117,766 for the three and nine months ended June 30, 1997, respectively, compared with $57,056 and $401,102 for the corresponding periods in the prior year. The decrease is due to the substantial reduction in bank indebtedness and the reduction in the interest rate charged on the bank indebtedness. Offsetting this decrease was the interest of $22,500 paid during the nine months ended June 30, 1997 to PI, Inc. resulting from the issuance of a five year $500,000 6% convertible promissory note during the last half of fiscal 1996. No such interest was paid during the corresponding periods in the prior year.

     The Company did not incur any litigation settlement expense during the three and nine months ended June 30, 1997 compared to $14,100 and $667,029 of such expenses incurred during the corresponding three and nine month periods in the prior year. The significant decline is due to the fact that substantially all of the litigation brought against the Company had been settled or otherwise recorded on the financial statements of the Company during the corresponding periods in the prior year. The Company has outstanding judgments against it, including two judgments aggregating approximately $375,000. The Company's inability to reduce or settle these judgments will have a materially adverse effect on the Company's financial condition.

     Net income for the nine months ended June 30, 1997 was $859,512, including an $80,934 extraordinary gain on the sale of shares previously written off. Income (loss) before extraordinary item during the three and nine months ended June 30, 1997 was $299,484 and $778,578, respectively compared with losses of $18,448 and $1,233,724, respectively, during the corresponding periods in the prior year. This increase in income is due to the increase in sales during these periods, and the significant reduction in all major expenses.


Liquidity and Capital Resources

     As of June 30, 1997, the Company had a working capital deficiency of $599,013 as compared to working capital deficiencies of $889,720, $1,187,758 and $1,455,044 at March 31, 1997, December 31, 1996 and September 30, 1996,
respectively.

     Cash generated from operations during the nine months ended June 30, 1997 was $700,066 resulting primarily from net income generated during the period of $859,512 offset by the net reduction in accrued expenses during the period.

     Cash is used by the Company, first, to reduce its indebtedness to its secured lender and second, to reduce via settlement or otherwise non-trade unsecured accounts payable and other obligations which were not incurred in connection with the Company's current operating activities. Secured debt was reduced by approximately $193,000 (exclusive of approximately $49,000 in lender legal fees also paid during the period) and accounts payable and accrued expenses, other than Multipress accounts payable, were reduced substantially during the period.

     Management continues to focus on the steps needed to continue to operate the Company as a going concern. The Company is attempting to increase the sales and net income of Multipress, reduce secured bank indebtedness, settle and eliminate other obligations and resolve the remaining legal proceedings. Although the Company's financial condition has improved, no assurance can be given that improvements will continue.

     In August 1997, the Company entered into a letter of intent with a broker-dealer to sell in a private placement $1,500,000 of secured debt, to be secured by all of the Company's assets, with the proceeds being used primarily to replace the Company's existing secured debt. The noteholders and placement agent would also receive warrants to purchase up to 660,000 shares of the Company's common stock. The Company would also grant a security interest in all of its assets to the broker-dealer for a previously unsecured $500,000 note which the broker-dealer purchased in August 1997 from the noteholder. The letter of intent is non-binding, and no assurance can be given that the financing contemplated thereby will be consummated.

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

     The SEC notified the Company of an investigation in 1994. In November 1996, the SEC filed an administrative action against the Company (SEC Case No. 3-9186), charging that the Company (1) issued misleading press releases in March 1994 concerning a proposed agreement between Disney and QPI Consumer Products Corporation; (2) overstated the value of engineering drawings of QPI Multipress in financial statements contained in periodic SEC reports; and (3) failed to file periodic reports since the quarter ended June 30, 1995. The SEC and the Company settled all charges against the Company, without payment of any money by the Company, by a consent decree whereby the Company neither admitted nor denied the charges and agreed not to violate federal securities laws in the future.

     A supplier for QPI Consumer, the Brookwood Companies sued the Company in December 1995 in Hillsborough County Court in Tampa, Florida, for approximately $150,000 for goods sold for use by QPI Consumer. The trial took place in May, 1997, and in June 1997, the Court awarded Brookwood judgment against the Company for approximately $146,000 plus statutory interest from December 1995. In August 1997, the Company reached an agreement to settle the judgment.

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


Item 3. Defaults Upon Senior Securities.

     As of June 30, 1997, the Company was in default with respect to, among other things, the financial covenants with respect to its bank indebtedness. The aggregate amount of such indebtedness, all of which matured upon default, was approximately $1.275 million.

Item 6 - Exhibits and Reports of Form 8-k

     a). Exhibits

          27.1 - Financial Data Schedule

     b). Reports on Form 8-K

          Not Applicable

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Quality Products, Inc.
                                        Registrant



Date: August 11, 1997                   By:  /s/Bruce C. Weaver
                                           -----------------------
                                             Bruce C. Weaver
                                             President (Principal Executive
                                             Officer and Principal Financial
                                             And Accounting Officer)