Form 10KSB
period 1997-09-30
QUALITY PRODUCTS INC
filed 1998-01-09
CIK 843462

                       'SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1997
                                                    or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________________

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

                                 (614) 228-0185
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                  Title of each class  Name of each exchange on which registered
                           None                     None

              Securities registered under Section 12(g) of the Act:
                         COMMON STOCK, $.00001 PAR VALUE
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenue for its most recent fiscal year was $6,340,142.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 19, 1997, was $2,901,681 based on the average of the bid and asked price of $1.375 as reported by the OTC electronic bulletin board on such date.

As of September 30, 1997, there were 2,554,012 shares of Common Stock, $.00001 Par Value issued and outstanding.

                             QUALITY PRODUCTS, INC.
                                   FORM 10-KSB

                                     PART I


Item 1.           BUSINESS

GENERAL


Quality Products, Inc. (the "Company") is a Delaware corporation, originally organized in 1988 under the name "Analytics Inc." The Company is a holding company. The Company's sole operating subsidiary is QPI Multipress, Inc., an Ohio corporation ("Multipress"), a manufacturer of hydraulic presses and accessories. The Company also owns a non-operating subsidiary, American Liberty Mining Corporation ("ALMC") which holds certain zinc mining claims. All of the Company's other operating subsidiaries discontinued operations during the fiscal year ended September 30, 1995, and such companies were liquidated. These subsidiaries are Technical Metals Company ("TMC"), formerly a steel processor, Q.P.I. Consumer Products Corporation ("Consumer Products"), formerly a manufacturer of foam recreational products and Quality Toys, Inc. ("Toys") formerly a manufacturer of toys.

During fiscal years 1992 through 1994, the Company acquired all of its operating subsidiaries. These acquisitions resulted in revenue growth to more than $36 million in fiscal 1994. However, the Company incurred massive operating losses from its operations (except at Multipress). For the year ended September 30, 1994, the Company's net loss was approximately $7.4 million. In March 1995, all of the directors of the Company resigned and were replaced by Messrs. Tom Raabe, and thereafter Micah Eldred, Bruce Daigle and Jonathon Reuben. Tom Raabe became President and CEO. This new management group was faced with the task of resolving the Company's cash flow crisis and defending numerous creditor and stockholder lawsuits brought against the Company and former management, while the Company's financial condition and results of operations at all subsidiaries except Multipress remained unprofitable. The Company was also saddled with economically unviable long term leases and contracts and new lawsuits related to commitments and events which preceded the management change. The new management tried to continue to operate TMC, Toys and Consumer Products, but was unable to stem operating losses or reduce the Company's debt to Provident Bank, which had grown to approximately $7 million during fiscal 1995. By the end of fiscal 1995, Consumer Products was in bankruptcy and TMC and Toys were liquidating their assets. For the year ended September 30, 1995, the Company's net loss was approximately $18.5 million. Consumer Products' operations ceased and its assets were liquidated in fiscal year 1996 under a Chapter 11 liquidating plan which was approved by the United States Bankruptcy Court for the Middle District of Florida (Tampa division).

In October 1995, Messrs. Daigle and Eldred resigned from the board of directors. In November 1995, the Company hired a turnaround consultant, Bruce Weaver, to attempt to reorganize the Company's operations around its remaining profitable subsidiary, Multipress. In February 1996, Mr. Weaver became a director and replaced Mr. Raabe as President and CEO. Mr. Raabe resigned as a director in October 1996, leaving Mr. Weaver and Mr. Reuben as the sole directors. Since the end of fiscal year 1995, the Company has closed down all subsidiaries' operations except Multipress, liquidated its subsidiaries' other assets, repaid most of its debt and settled and paid most of its other material obligations. This resulted in a net loss of approximately $1.8 million in the year ended September 30, 1996. However, in the year ended September 30, 1997, with its inherited problems substantially resolved, the Company earned net income of approximately $1 million.

QPI MULTIPRESS, INC.

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

The current Multipress (R) line, which consists of 27 different standard models, is adaptable to CIM (Computer Integrated Manufacturing), a combination of hydraulic presses with robotics. Multipress has provided turnkey operations to a number of Fortune 500 companies. Turnkey systems include a combination of any number of peripheral automation devices used in conjunction with a Multipress.

At least half the machines Multipress ships are special or modified in some way to suit customer requirements. In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving plate can be furnished up to 600 ton capacity. Many special designs and configurations have been furnished in the 55 years Multipresses have been produced. These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, located around a large dial table.

Multipress requires several different raw material components for its presses. Multipress is not dependent on any one supplier for any of its key parts and believes that its relationship with its suppliers is satisfactory.

Historically, the automotive, appliance, and electrical industries have provided approximately 75% of sales revenues. Additionally, Multipresses have been integrated with automated robot systems developed by unrelated companies and used in assembly line systems. Multipress competes in its market with about a half dozen other companies, none of which is overly dominant. Multipress competes primarily based on its ability to customize its presses, the excellent quality and longevity of its product and its excellent service.

Multipress markets its presses through an in house force consisting of three sales agents and through more than 25 non-exclusive outside sales representatives. Historically, Multipress' primary markets have been in the Midwestern United States, principally Ohio, Michigan, Indiana and Illinois.

Multipress does not market directly abroad; however it has sold presses through sales representatives to customers overseas.

The Company uses a wide variety of vendors for its raw materials and is not dependent upon any particular suppliers. No one customer accounted for more than 10% of sales in fiscal 1997.

Multipress' backlog generally varies from quarter to quarter as customer purchasing is not seasonal. Multipress backlog at September 30, 1997 was approximately $1,200,000, which is consistent with Multipress' average backlog of $800,000. The backlog is usually shipped within a few months from order and rarely later than six months from the date ordered.

The Company and Multipress employed a total of 30 employees as of September 30, 1997, none of whom belonged to any union.

ITEM 2. PROPERTY OF THE COMPANY

         Location                         Description
         -----------                      --------------

560 Dublin Avenue                        A year to year lease for approximately
Columbus, Ohio 43215-2388                50,000  square  feet  of manufacturing
                                         and office space currently expiring
                                         July,    1998, used by QPI Multipress
                                         Inc., and since August 1996 also used
                                         as the executive office of the Company.
                                         The property is in good condition.


ITEM 3. LEGAL PROCEEDINGS

The SEC notified the Company of an investigation in 1994. In November 1996, the SEC filed an administrative action against the Company (SEC Case No. 3-9186), charging primarily that the Company (1) issued misleading press releases in March 1994 concerning a proposed agreement between Disney and Consumer Products;
(2) overstated the value of engineering drawings in financial statements contained in periodic SEC reports; and (3) failed to file periodic reports since the quarter ended June 30, 1995. The SEC and the Company settled all charges against the Company, without payment of any money by the Company, by a consent decree, entered April 1, 1997, whereby the Company neither admitted nor denied the charges and agreed to the entry of a "cease and desist" order that it not violate federal securities laws in the future.

The Company is a defendant in a case in Porter Superior Court, in Indiana captioned Jackson v. Multipress et.al. No. 64D02-9311-CT-2675. The plaintiff alleges she injured her hand while using a Multipress machine. Due to a decision made by the Company's management at the time the case began (prior to March
1995) not to seek insurance coverage, the Company could be responsible for the entire amount of any judgment or settlement.

Various other legal actions and proceedings are pending or are threatened against the Company and its subsidiaries. These actions and proceedings arise in the ordinary course of business and are routine litigation incidental to such business. None of the litigation matters currently pending is deemed to be material by management of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

(a) The following table shows the high and low bid prices for the Company's Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - "QPDC"), for the period commencing October 1, 1995 to September 30, 1997. Such prices reflect inter-dealer prices, may not represent actual transactions and do not include retail markup, markdown or commissions.

                  1997                         High                 Low
                  ------                       ------               ------

First Quarter - December 31, 1996             $ 5/16                $ 3/16
Second Quarter - March 31, 1997                 5/16                  5/32
Third Quarter - June 30, 1997                   5/32                  1/8
Fourth Quarter - September 30, 1997           1 1/16                  5/32

                  1996                         High                Low
                  ------                       ------              ------

First Quarter - December 31, 1995             $ 5/16               $ 1/8
Second Quarter - March 31, 1996                 3/16                 1/4
Third Quarter - June 30, 1996                   3/4                  1/16
Fourth Quarter - September 30, 1996             7/16                 1/8


 (b) Approximate number of equity securities holders:

                                                 Approximate Number of
                                                 Record Holders (as of
          Title of Class                         September 30, 1997)
          ----------------                       ------------------------

Common Stock, $.00001 Par Value                          300


(c) Dividends:

The Company paid no dividends in the years ending September 30, 1996 or 1997. The Company does not anticipate paying dividends in the foreseeable future. The Company is restricted from paying dividends under the terms of a Credit Agreement dated November 25, 1997 with Eastlake Securities, Inc.


RECENT SALE OF UNREGISTERED SECURITIES

In the year ended September 30, 1997, the Company issued 25,000 shares of common stock to a former employee as severance. Such issuance was deemed by management to be exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933. As reported in the Company's Annual Report on From 10- KSB for the year ended September 30, 1996, the Company issued 139,583 shares of common stock in February 1996 as a bonus to each of its three directors at such time. Such issuance was not registered under the Securities Act in reliance upon Section 4(2) thereof. In August 1996, the Company issued a $500,000 note to

PI, Inc. to settle litigation. Such note is convertible into up to 666,666 shares of common stock. In August 1997, two affiliates of the Company acquired the note from PI, Inc. and converted $100,000 principal into 133,332 shares. The issuance of the note and shares of common stock upon its partial conversion were not registered under the Securities Act of 1933 in reliance upon Section 4(2).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Sales for the year ended September 30, 1997 were $6,340,142 as compared to $4,759,567 for the year ended September 30, 1996 an increase of $1,580,575 or 33%. The increase in sales is a result of the Company's steadily improving financial condition, the addition of a new marketing executive, additional advertising and marketing budgets and the general strong overall performance of the machine tool industry.

Cost of sales were $3,968,208 or 63% of sales for the year ended September 30, 1997 as compared to $3,198,076 or 67% of sales for the year ended September 30, 1996. Resulting gross profit for the periods was $2,371,934 or 37% of sales for the period ended September 30, 1997 and $1,561,491 or 33% of sales for the corresponding period a year earlier. The increase in gross profit was due to the increase in sales volume, reductions in the cost of materials as supplier discounts became applicable as payment patterns improved and further efficiencies in the plant and manufacturing methods.

Selling, general and administrative expenses ("SG&A") were $1,347,482 or 21% of sales for the year ended September 30, 1997 as compared to $1,955,080 or 41% of sales for the period ended September 30, 1996. These costs decreased on an absolute and percentage basis due to the increase in sales, and overhead reductions including the closing of offices, terminating leases and terminating personnel. Additionally accounting fees declined year over year. Legal fees remained high as the Company defended and settled all remaining significant legal action and incurred its final remaining legal fees from its previous secured lender. SG&A costs should increase slightly in fiscal 1998 in absolute dollars as the Company incurs increases in overhead spending for marketing, advertising and compensation to fuel further growth.

Interest expense for the year ended September 30, 1997 was $155,221 as compared to $444,727 for the year ended September 30, 1996. The decrease is due to the reduction in the principal amount of bank indebtedness during the corresponding periods from $6,792,420 at the start of fiscal 1996 down to $1,468,320 at the end of fiscal 1996 to $1,180,000 at the end of fiscal 1997. In August 1997, the holders of the Company's $500,000 6% note due 2001 (the "2001 Note") converted $100,000 of such note into shares of common stock. In November 1997, the Company sold $1,500,000 of 6% debt plus warrants in a private placement through Eastlake Securities, Inc. The proceeds of such placement were used to pay in full the Company's bank debt and all other interest bearing debt except the remaining $400,000 due under the 2001 Note. As a result, the Company now has total secured debt of $1,900,000 at 6% interest. The Company projects total interest expense, assuming no other additional indebtedness, of approximately $115,000 in fiscal 1998. Additionally, as a result of repaying the Company's previous secured lender, the Company is free to utilize its cash on hand in interest bearing and short term investment accounts. This will result in a further net reduction of interest expense.

Litigation settlement and judgment expenses decreased dramatically from $1,007,475 during the period ended September 30, 1996 to $0 for the period ended September 30, 1997. The decrease is due to the fact that substantially all litigation expense was accrued during the year ended September 30, 1996.

At September 30, 1997, the Company had a working capital deficiency of $459,977 as compared to a deficiency of $1,453,344 at September 30, 1996. The decrease is due primarily to the net income for the year.

FINANCING

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc., a New York investment banking firm. The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share. The Note is due December 29, 2000 and is issued jointly by the Company and QPI Multipress, Inc. to Eastlake Securities as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake Securities. The Series A Warrants may be exercised at any time until September 30, 1999, and the Series B Warrants may be exercised during the period October 1, 1999 to September 30, 2001.

The Note is to be repaid quarterly, starting December 31, 1997, by principal payments in the amount $50,000 each December, March, June and September together with any accrued interest. The entire unpaid principal balance and accrued interest are due December 30, 2000. The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake Series A Warrants to purchase 30,000 shares of common stock and Series B Warrants to purchase 45,000 shares of common stock. The placement agent also has a three year right of first refusal on future financings of the Company.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.

                             QUALITY PRODUCTS, INC.

                                TABLE OF CONTENTS




INDEPENDENT AUDITORS' REPORT                               F-1


CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet,                                F-2-F-3
    September 30, 1997

Consolidated Statements of Operations                      F-4
  for the Years Ended September 30, 1997 and 1996

Consolidated Statements of Stockholders' Deficit           F-5
  for the Years Ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows                      F-6-F-7
    for the Years Ended September 30, 1997 and 1996

Notes to Consolidated Financial Statements                 F8-F-9-F-10-F-11
                                                           F-12-F-13-F-14

----------------------------------------------------------------------------

_______________________________________________________________________________

Farber
& Hass

Certified Public Accountants     741 South A Street     Telephone:(805)385-3077
                                 Oxnard, California     Facsimile:(805)385-3076
                                              93030
____________________________________________________________________________

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the "Company") as of September 30, 1997 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1997 and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles.


       /s/ Farber and Hass
      --------------------


November 21, 1997
Except for Note 15,
as to which the date is
December 31, 1997.

QUALITY PRODUCTS, INC.


CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1997



ASSETS

CURRENT ASSETS:
Cash                                                         $    406,624
Restricted cash                                                    42,236
Trade accounts receivable, less allowance                         702,595
    for doubtful accounts of $11,867
Inventories                                                       808,317
Other current assets                                               18,151
                                                                -----------
Total current assets                                            1,977,923
                                                                ------------

PROPERTY AND EQUIPMENT                                             844,852
Less accumulated depreciation                                     (808,877)
                                                                ------------
Property and equipment, net                                         35,975
                                                                ------------

OTHER ASSETS                                                         9,395

                                                              $  2,023,293
                                                               ============


                                   (Continued)

QUALITY PRODUCTS, INC.


CONSOLIDATED BALANCE SHEET - Continued
SEPTEMBER 30, 1997



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank line of credit                                             $  1,180,000
Accounts payable                                                     370,057
Accrued expenses                                                     462,802
Customer deposits                                                    262,041
Note payable                                                         135,000
Income taxes payable                                                  28,000
                                                                   ------------
Total current liabilities                                          2,437,900
                                                                   ------------

NON-CURRENT LIABILITIES
Note payable, non-current                                           200,000
Note payable, related party, non-current                            200,000
                                                                   ------------
Total non-current liabilities                                       400,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
    value $.00001; 10,000,000 shares authorized;
    22 shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                          25
    shares authorized; 2,554,012 shares
    issued and outstanding;  1,033,333 shares
    reserved
Additional paid-in capital                                       30,023,284
Accumulated deficit                                             (25,811,944)
Less:  Treasury stock, 176,775 shares at cost                    (5,025,972)
                                                                ------------
Total stockholders' deficit                                        (814,607)
                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $  2,023,293
                                                                 ============


See notes to consolidated financial statements.


-----------------------------------------------------------------

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                        1997                    1996
                                        ----                    ----

NET SALES                              $6,340,142            $4,759,567

COST OF GOODS SOLD                      3,968,208             3,198,076
                                       ----------             ----------

GROSS PROFIT                            2,371,934             1,561,491

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               1,347,482             1,955,080
                                       ----------             ----------

INCOME (LOSS) FROM OPERATIONS           1,024,452              (393,589)
                                       ----------             ----------

OTHER INCOME (EXPENSE):
Gain on sale of assets held for sale       92,934
Interest expense                         (155,221)             (444,727)
Interest income                             1,420
Litigation settlement expense                                  (711,206)
Litigation judgement expense                                   (296,269)
Gain on settlement of litigation          116,044
Other expense                             (36,066)
Total other income (expense)               19,111           (1,452,202)
                                         ----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES       1,043,563           (1,845,791)

INCOME TAXES                               33,887

NET INCOME (LOSS)                      $1,009,676          $(1,845,791)
                                       ==========           ===========

EARNINGS PER SHARE PRIMARY AND
  FULLY DILUTED                        $      .29               $( .84)
                                       ==========          =============

WEIGHTED AVERAGE COMMON SHARES          3,474,152             2,186,305
                                       ==========          =============


See notes to consolidated financial statements.


--------------------------------------------------

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                            SERIES B                                  ADDITIONAL                                         TOTAL
                            PREFERRED             COMMON STOCK         PAID-IN      ACCUMULATED      TREASURY         STOCKHOLDERS'
                        SHARES     AMOUNT     SHARES       AMOUNT      CAPITAL         DEFICIT        STOCK             DEFICIT
                        ------     ------     ------       ------      -------         -------        -----             -------
BALANCES,
  SEPT. 30, 1995          25       $ -0-     1,976,931      $20      $29,897,664     $(24,975,829)    $(5,025,972)    $  (104,117)

STOCK ISSUANCE:
Officer Severance
  Agreement                                    139,583       1             6,978                                           6,979
Officer bonus                                  279,166       3            13,955                                          13,958

NET LOSS                                                                             (1,845,791)                      (1,845,791)
                         ____    _____       ________      ___       __________       __________     ___________     _____________
BALANCES,
  SEPT. 30, 1996          25       -0-       2,395,680      24        29,918,597     (26,821,620)     (5,025,972)     (1,928,971)
STOCK ISSUANCE:
Preferred Stock
  adjustment             (3)
Employee Severance
  Agreement                                     25,000                     4,688                                           4,688
Convertible Note
  Conversion                                   133,332       1            99,999                                         100,000

NET INCOME                                                                            1,009,676                        1,009,676
                          ___     ____          _______      ___       __________      _________      ___________      __________

BALANCES,
  SEPT. 30, 1997          22    $  -0-       2,554,012      $25      $30,023,284     $(25,811,944)  $(5,025,972)     $  (814,607)
                          ==     ======      =========      ===      ===========     =============  ============      ===========


                                      F-5


See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                      1997             1996
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $1,009,676        $(1,845,791)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation                                        15,449             21,323
  Loss on disposition of fixed assets                                    10,323
  Note payable, litigation settlement                                   502,500
  Stock compensation                                   4,688             20,937
    Changes in operating assets and liabilities:
    Restricted cash                                   99,657              1,239
    Accounts receivable                              (50,365)          (163,914)
    Receivable from liquidation of
      discontinued subsidiaries                                       6,101,449
    Inventories                                     (214,810)           188,971
    Other assets                                     (12,930)            (6,716)
    Accounts payable and accrued expenses           (490,292)           353,882
    Customer deposits                                262,041
    Income taxes                                      28,000
Net cash provided by operating                       --------
  activities                                         651,114          5,184,203
                                                     --------       ------------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Capital expenditures                               (24,551)           (20,872)
                                                     --------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit                                  (288,033)       (4,991,185)
Debt issuance                                         135,000
Payments on short-term debt                           (75,000)         (258,202)
                                                     ---------       -----------
Net cash used in financing
  activities                                         (228,033)       (5,249,387)
                                                     ---------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                398,530           (86,056)

CASH, BEGINNING OF YEAR                                 8,094             94,150

CASH, EQUIVALENTS, END OF YEAR                    $   406,624       $      8,094
                                                      ==========    ============


                                                                    (Continued)
                                      F-6

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                 1997                   1996
                                                 ----                   ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                        $  155,221             $   444,727
Cash paid for taxes                           $    5,887             $    -0-


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In the year ended September 30, 1997, the Company issued 133,332 shares of common stock to related parties in connection with the conversion of a $100,000 note payable.

In the year ended September 30, 1997, the Company issued 25,000 shares of common stock to a former employee in connection with a severance agreement.

In the year ended September 30, 1996, the Company issued 139,583 shares of common stock in connection with the settlement of certain litigation with a former officer and director; and issued 279,166 shares of common stock as bonuses to an officer and a director of the Company.


See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Quality Products, Inc. (the "Company") is a holding company. During the year ended September 30, 1995, the Company discontinued operations of and liquidated several subsidiaries, Technical Metals Company (discontinued September 1995), Quality Toys, Inc. (discontinued November 1994) and Q.P.I. Consumer Products
         Corporation (discontinued September 1995). The divestitures were consummated in the year ended September 30, 1996. At September 30, 1997, the Company's only operating subsidiary was QPI Multipress Inc., a manufacturer of industrial presses. The Company also owns a non-operating subsidiary, American Liberty Mining Corporation, which holds certain zinc mining claims.

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

         Property and Equipment - Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum future lease payments at the inception of the lease. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.

         Earnings per Share - Earnings or loss per common share is computed on the weighted average number of common shares outstanding each year. The treasury stock method was utilized to calculate the number of stock options and warrants to be added to the weighted average shares outstanding. Common stock equivalents that would have an antidilutive effect on loss per share are excluded.

2.       RESTRICTED CASH

         A Certificate of deposit in the amount of $42,236 provides collateral for a letter of credit issued to an insurance carrier to secure the Company's potential obligations under its Workman's Compensation Plan.

3.       INVENTORIES

         Inventories at September 30, 1997 consist of:

         Raw materials and supplies                                   $481,188
         Work-in-process                                               188,821
         Finished goods                                                142,126
         Reserve for obsolescence                                      (3,818)
                                                                       --------

         Total                                                        $808,317

4.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 1997 consist of:

         Leasehold improvement                                       $  11,449
         Machinery and equipment                                       599,265
         Furniture and fixtures                                        234,138
                                                                      ---------

         Less accumulated depreciation                                (808,877)

         Property and equipment, net                                 $  35,975
                                                                     =========

         The estimated useful lives used to depreciate property and equipment are as follows:

         Leasehold improvements                                      Lease term
         Machinery and equipment                                    3 - 15 years
         Furniture and fixtures                                     3 - 15 years

5.       LEASES

         At September 30, 1997, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next two years. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for all operating leases was $108,318 in 1997 and $103,867 in 1996.

         Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 1997, are:

         Year ending September 30:

         1998                                                      $100,090
         1999                                                        13,500
         2000                                                         4,560
         2001                                                           760
                                                                   --------

         TOTAL                                                     $118,910
                                                                   ========

6.       BANK LINE OF CREDIT

         The line of credit with a bank is due on demand plus interest at 1% above the bank's prime rate of interest. The note was due on August 1996 and no advances are available under the line of credit. As discussed in Note 15, the line of credit was paid in full in November 1997.

7.       NOTES PAYABLE

         In August 1996, the Company entered into a note payable in the amount of $500,000 with a shareholder in connection with the settlement of certain litigation. The note is convertible, upon demand, into 500,000 to 666,666 shares of common stock of the Company at a price of $0.75 to $1.00 per share. The Company is required to make quarterly interest only payments at 6% per annum. The agreement contains certain acceleration clauses. The principal amount of the note and unpaid interest are payable in full in August 2001.

         In August 1997, the note was purchased by two individuals (including an officer of the Company) who immediately converted $100,000 ($50,000 each) into 133,332 common shares (66,666 each). The remaining notes totaling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding at September 30, 1997.

8.       INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 1997 and 1996 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

         The  valuation   allowance   decreased   and  increased   approximately
         $(987,000) and $(553,000) in the years ended September 30, 1997 and 1996, respectively, representing primarily net income and net operating losses incurred in those years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         At September 30, 1997 and 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $28,571,000 and $29,558,000, respectively, which are available to offset future Federal taxable income, if any, through 2010.

         The tax provision for the year ended September 30, 1997 is composed of the Company's city income taxes.

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

                                                                    Option Price
                                        Shares                        per Share

    Outstanding at
       September 30, 1995              2,500                              $7.00

    Cancelled                         (2,500)                             $7.00

    Granted during the year          525,000                              $0.10
                                     --------

    Outstanding at
        September 30, 1996           525,000                              $0.10

    Cancelled                       (175,000)                             $0.10

    Granted during the year           -0-                                 $1.00

    Outstanding at
      September 30, 1997            350,000                       $0.10 - $1.00
                                    ========


    In August 1997, the Company's board of directors, subject to shareholders approval, created an incentive stock option plan under which options were granted to employees at not less than the fair market value on the date of grant. Options granted under the plan are generally exercisable two to three years after the date of grant and expire in September 2000. Options are granted at the discretion of the Board of Directors.

                                                                   Option Price
                                     Shares                           per Share

    Outstanding at
     September 30, 1996              -0-                                N.A.

    Cancelled                        -0-                                N.A.

    Granted during the year        150,000                             $1.00
                                   --------

    Outstanding at
      September 30, 1997           150,000                             $1.00
                                   ========

11.      TREASURY STOCK

         During 1994, the Board of Directors authorized the acquisition of up to 250,000 shares of the Company's common stock. Through September 30, 1994, a total of 176,775 shares of common stock were acquired. No shares have been reacquired since September 1994.

12.       EMPLOYEE RETIREMENT PLAN

         The Company maintains a 401(K) Plan for the benefit of all full-time employees. Employees may make voluntary contributions to the Plan. Plan expenses incurred by the Company totaled approximately $7,200 and $7,000 during 1997 and 1996, respectively.

13.      RELATED PARTY TRANSACTIONS

         In the year ended September 30, 1997, a shareholder, who is also a Company officer purchased $250,000 of the $500,000 note payable (see
         Note 7). The shareholder immediately exercised a conversion option in the note to convert $50,000 of the note into 66,666 shares of the Company's common stock. The shareholder is a partner of a law firm that served as the Company's outside general counsel. The law firm received payments of $116,429 and $78,637 for the years ended September 30, 1997 and 1996, respectively, for legal services rendered to the Company.

         In the year ended  September  30,  1997,  a Company  director  provided
         business  and  taxation   consulting  to  the  Company  for  an  annual
         compensation of $30,000.

14.      COMMITMENTS AND CONTINGENCIES

         In November 1993, the Company and its Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company's presses from a 3rd party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer's facility. Although the Company's subsidiary carries full product liability insurance, the Company's former management did not notify the insurance carrier within the prescribed time period. Accordingly, this claim is not covered by insurance. Based upon consultation with the Company's counsel, the Company does not believe that the litigation will have a material adverse affect on the consolidated financial position, results of operations or cash flows of the Company and no provision for any loss has been recorded in the financial statements.

15.      SUBSEQUENT EVENTS (Unaudited)

         Subsequent to September 30, 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. Each unit represents: a) a $50,000 interest in a 6% $1,500,000 note payable, b) a warrant to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 1999, and c) a warrant to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001. The Company incurred expenses of approximately $150,000 in connection with this offering.
         The Company utilized the proceeds of the offering to repay the bank line of credit, a $135,000 note payable and expenses associated with the offering.

         In November 1997, 21 of the Preferred B shares were converted into 42 common shares of the Company, leaving 1 Preferred B share outstanding.

         In October 1997, 350,000 stock options held by officers of the Company priced at $0.10 were repriced at $1.00 in exchange for the payment of $75,000 to each of the two option holders and the grant of an additional 50,000 options at $2.00.

         In December 1997, the Company's President and Chief Financial Officer agreed to return to the Company $37,500 and $27,576, respectively, of their 1997 management bonuses.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

During the years ended September 30, 1997 and September 30, 1996, there were no disagreements on accounting and financial disclosure practices.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 1997 are listed below:

Name              Age          Position                       Director Since
------            -----        ----------                     ------------------

Bruce Weaver       37          President and Director        February 1996

Jonathon Reuben    41          CFO and Director              June 1995

Richard W. Cohen   43          Secretary


Mr. Weaver became a consultant to the Company in November 1995, and in February 1996, he became president and a director. For more than the past five years, Mr. Weaver has been self-employed as an accountant in Canada and consultant to financially troubled companies in the United States and Canada.

Mr. Reuben became a director in June 1995 and Chief Financial Officer of the Company in August 1997. For more than the past five years, Mr. Reuben has been self-employed as a certified public accountant in the Los Angeles, California area.

Mr. Cohen became Secretary in August 1997. For more than the past five years, Mr. Cohen has been a practicing lawyer in New York and a member of the New York City law firm of Robinson Brog Leinwand Greene Genovese & Gluck P.C., the Company's primary legal counsel.

In September 1995, while Mr. Reuben was a director of the Company, a proceeding under Chapter 11 of the United States Bankruptcy Code was initiated in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, with respect to the Company's subsidiary, QPI Consumer Products Corporation ("Consumer Products"), a Florida corporation, ultimately resulting in the liquidation of the assets of such subsidiary. After the Consumer Products bankruptcy proceeding had commenced, Mr. Weaver joined the Company in November 1995 and served as an officer and director of Consumer Products during the Chapter 11 proceeding beginning in February 1996.


Significant Employees         Age     Position
---------------------------  -----    ----------

Theodore P. Schwartz         60       President of Multipress

William Harrison, Jr.        64       Vice President of Operations of Multipress


Mr. Schwartz became president of Multipress on December 15, 1997 pursuant to a five-year contract. Mr. Schwartz has been involved in the hydraulic press business for the past 37 years. Mr. Schwartz was an officer of Multipress, Inc. until 1990. For more than the past five years, Mr. Schwartz was an officer and director of PH Group, Inc., a manufacturer and marketer of hydraulic presses.

Mr. Harrison joined Multipress as plant manager in September 1993. Since October 1993, Mr. Harrison has also been vice president of operations at Multipress and its principal operating officer. For more than two years prior to September 1993, Mr. Harrison was manufacturing manager for Horton Emergency Vehicles, a manufacturer of emergency and rescue vehicles.

ITEM 10.          EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 1995, 1996 and 1997.


                           Summary Compensation Table

Name and                    Year        Salary           Bonus           Restricted     Securities      All Other       Other
--------                    ----        ------           -----           Stock          Underlying      Compen-         Annual
Principal Position                                                       Award(s)       Options/        sation ($)     Compensation
------------------                                                       ($)            SARs (#)
                                                                         -----------    ----------      ----------     ------------


Bruce Weaver -              1997        $ 72,000         $75,935(1)                     100,000                           14,038(2)
President (since            1996        $ 50,250         $ 4,000        $6,979(3)       175,000                              -
February 1996)              1995             -              -                                                                -

Jonathon Reuben -           1997        $ 30,000         $27,576(1)                                                          -
Secretary/Treasurer         1996        $ 21,923         $ 1,000        $6,979(3)       175,000                              -
Chief Financial Officer     1995             -              -                                                                -

William Harrison, Jr. -     1997        $103,176         $39,967                         35,000                              -
Vice President of           1996        $ 80,696         $20,000                                                             -
Multipress                  1995        $ 57,376            -                                                                -

Thomas P. Raabe -           1997             -              -                                        53,680(4)          $50,000 (4)
Chairman and CEO            1996        $ 65,571 (4)        -           $6,979 (1)      175,000                              -
from March 1995 until       1995        $ 60,775            -                                                                -
February 1996


(1) In fiscal 1997, the directors were paid these amounts as cash bonuses pursuant to a Multipress employee bonus plan and discretionary director bonuses. In December 1997, Mr. Weaver agreed to repay $37,500 of such bonus compensation and Mr. Reuben agreed to repay his $27,576 bonus.

(2) Represents base salary compensation foregone by Mr. Weaver in fiscal 1996.

(3) Represents stock bonuses of 139,583 shares of common stock to each of Mr. Weaver, Mr. Reuben and Mr. Raabe in February 1996.

(4) Mr. Raabe, who lives in Colorado, was provided with use of a Company-leased apartment in Tampa, Florida costing $7,800 in fiscal 1995 and $6,000 in fiscal 1996 and the use of a Company-leased vehicle in Tampa until his termination as an officer in February 1996. The cost of these items is not included in the above table. In October 1996, Mr. Raabe became a consultant to the Company for a three year term. However, in August 1997, the Company satisfied all of its obligations to Mr. Raabe by paying Mr. Raabe a lump sum of $50,000 in consideration for Mr. Raabe's release of all of the Company's future consulting fee obligations and Mr.Raabe's surrender for cancellation of options to purchase 175,000 shares of common stock for $.10 per share. Also includes $3,680 of insurance premium reimbursement paid to Mr. Raabe in fiscal 1997.

Mr. Weaver has an employment contract with the Company to serve as president for the period October 1, 1997 through September 30, 2000. Mr. Weaver's salary is $84,000 annually, plus a bonus equal to 5% of the Company's annual audited net income to the extent it exceeds $750,000 in any fiscal year. Mr. Weaver, a Canadian citizen, is not required to reside or work in or near Columbus, Ohio where the Company's operations are located.

Mr. Reuben has a three year employment contract with the Company to serve as chief financial officer for the period October 1, 1997 through September 30, 2000. Mr. Reuben's salary is $30,000 annually. Mr. Reuben is engaged full-time in his accounting practice in Los Angeles and is not required to devote any specific amount of time to the Company's affairs.

Theodore P. Schwartz has an employment contract with Multipress to serve as its president for the period December 15, 1997 through December 31, 2002. Mr. Schwartz receives a base salary of $120,000 plus benefits and an annual bonus based upon Multipress' gross margins to the extent they exceed $2,000,000 in any fiscal year.

The following table shows the stock options granted to each executive officer during the fiscal year ended September 30, 1997.



                                           % of Total Options/ Granted            Exercise or
Name                   # Options Granted    to Employees in Fiscal Year        Base Price (#/sh)    Expiration
----                    -----------------    ---------------------------        -----------------    ----------
Bruce Weaver            100,000                       66.7%                       $1.00              2000

William Harrison         35,000                       23.3%                       $1.00              1999




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 17, 1997 regarding the ownership of each class of the Company's equity securities, beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group and beneficial owners of more than 5% of any class of securities.



                                                            Amount of
Title of Class           Name and Address                   Nature of Ownership        Percent of Class (1)
--------------           ----------------                   -------------------        --------------------
Common                   Bruce Weaver (3)                       170,783 (1)                     6.7%

Common                   Jonathon Reuben (3)                    139,583 (2)                     5.5%

Common                   Thomas Raabe                           139,583                         5.5%
                         7641 Estate Circle
                         Niwot, Colorado 80503





                                                           Amount of
Title of Class           Name and Address                  Nature of Ownership         Percent of Class (1)
--------------           ----------------                   -------------------        --------------------
Common                   Richard W. Cohen                       333,332 (4)                    11.5%
                         1345 Ave. of Americas
                         New York, N.Y. 10105

Common                   Murray Koppelman                       333,332 (4)                    11.5%
                         575 Lexington Avenue
                         New York, N.Y. 10022

Common                   Theodore P. Schwartz (3)                 5,000 (5)                      *

Common                   Directors and Officers as a            643,703                        22.8%
                         Group (3 persons)

* Less than 1%




(1) Does not include options to purchase 325,000 shares of common stock, because such options are not exercisable until 1999.

(2) Does not include options to purchase 225,000 shares of common stock, because such options are not exercisable until 1999.

(3) The business address for each of such persons is c/o QPI Multipress, Inc., 560 Dublin Avenue, Columbus, Ohio 43215-2388.

(4) For each of Mr. Cohen and Mr. Koppelman, such number of shares represents 66,666 owned by each and 266,666 shares issuable to each upon conversion of their respective 2001 Notes, each in the principal amount of $200,000 with a conversion price of $.75 per share.

(5) Includes 4,375 shares of common stock which Mr. Schwartz owns as a joint tenant with an unrelated person and as to which he disclaims a pecuniary ownership interest in 50% of such shares. Does not include options to purchase 50,000 shares of common stock, because such options are not exercisable until 1999.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1996, the Company terminated the employment of Thomas Raabe, the former Chairman and CEO, but he remained a director. Mr. Raabe resigned as a director in October 1996 and rendered consulting services to the Company on a limited as-requested basis through August 1999. During such period, Mr. Raabe received compensation of $50,000 plus reimbursement of $3,680 for health insurance benefits. In August 1997, the Company paid Mr. Raabe $50,000 in consideration for the termination of the Company's obligations under his consultancy and the termination of options to purchase up to 175,000 shares of common stock at $.10 per share exercisable April 15, 1999 - December 31, 1999. Mr. Raabe is obligated to give a voting proxy on his remaining shares to Jonathon Reuben.

In July, 1995, the Company provided a loan to Mr. Raabe in the amount of $20,000. During February 1996, $1,250 was repaid and subsequently the balance was forgiven as part of the settlement of claims between the Company and Mr. Raabe in October 1996.

Effective October 1, 1997, Mr. Weaver and Mr. Reuben each agreed to increase the exercise price of their respective options to purchase 175,000 shares, granted in February 1996, from $.10 per share to $1.00 per share. In consideration the Company agreed to pay Mr. Weaver and Mr. Reuben $75,000 each in 1998 and issued to them new options to purchase 50,000 shares each at $2.00 per share during the period September 15, 1999 through June 30, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Cohen and Mr. Koppelman each failed on one occasion to timely file reports relating to one transaction required by Section 16(a) ("Section 16(a)") of the Securities Exchange Acts of 1934, as amended.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

         Quality Products, Inc.

         By: /s/Bruce Weaver                               Date: January 8, 1998
                ------------------------------------------
                Bruce Weaver, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             /s/Bruce Weaver                               Date: January 8, 1998
            ----------------------------------------------
            Bruce Weaver
            Director and Principal Executive Officer


            /s/Jonathon Reuben                             Date: January 8, 1998
            ---------------------------------------------
            Jonathon Reuben
            Director and Principal Financial and
            Accounting Officer

No annual report or proxy materials were sent to security holders with respect to any annual or other meeting of security holders during fiscal year 1997 or subsequent thereto.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1    Restated Certificate of Incorporation of the Company

         3.2    Amended and Restated By-Laws of the Company

         4.2    Promissory Note dated August 29, 1997 issued to Murray Koppelman

         4.3    Promissory Note dated August 29, 1997 issued to Richard W. Cohen

         4.4 Promissory Note dated November 25, 1997 issued to Eastlake Securities, Inc.

         4.5    Form of Series A Warrant

         4.6    Form of Series B Warrant

        10.3    Employment Agreement between the Company and Bruce Weaver

        10.4 Employment Agreement between the Company and Jonathon Reuben effective October 1, 1997

        10.5 Employment Agreement between Multipress and Theodore P. Schwartz effective December 15, 1997

        10.6    1997 Stock Option Plan

        10.7 Credit Agreement dated November 25, 1997 among the Company, Multipress and Eastlake Securities, Inc.

        10.8 Security Agreement dated November 25, 1997 among the Company, Multipress and Eastlake Securities, Inc.

        27.1    Financial Data Schedule


     (b) Reports on Form 8-K

          Not applicable