Form 10QSB
period 1997-12-31
QUALITY PRODUCTS INC
filed 1998-02-13
CIK 843462

                U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              Form 10-QSB


       [X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended December 31, 1997

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

              (I)  Yes /X/                    No  / /

As of December 31, 1997, there were 2,554,054 shares of the Company's common stock outstanding.


                        QUALITY PRODUCTS, INC.
                      CONSOLIDATED BALANCE SHEET

                           December 31, 1997
                              (Unaudited)

ASSETS
Current Assets
     Cash                                         $  403,987
     Restricted Cash                                  15,404
     Accounts Receivable, Net                        775,650
     Inventories                                     882,000
     Other Current Assets                            160,867
                                                  ----------
Total Current Assets                              $2,237,908

Property, Plant and Equipment                        846,127
     Less Accumulated Depreciation                  (812,189)
                                                  ----------
          Net Property, Plant and Equipment       $   33,938

Other Assets                                           4,320

TOTAL ASSETS                                      $2,276,166



            See notes to Consolidated Financial Statements

                        QUALITY PRODUCTS, INC.
                CONSOLIDATED BALANCE SHEET - Continued
                           December 31, 1997
                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable, short term portion                  $    200,000
Accounts payable                                       593,273
Accrued expenses                                       197,152
Customer deposits                                      218,213
Income Taxes payable                                    34,049
                                                  ------------
Total Current Liabilities                         $  1,242,687

NON-CURRENT LIABILITIES:

Notes payable, non-current                        $  1,250,000
Notes payable, related parties, non-current            400,000
                                                  ------------
Total non-current liabilities                     $  1,650,000

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDER'S DEFICIT:
Preferred stock, convertible, voting, par
     Value $.00001; 10,000,000 shares
     authorized; 1 share issued and
     outstanding
Common stock, $.00001 par value; 20,000,000       $         25
     shares authorized; 2,554,054 shares
     issued and outstanding; 1,033,333
     shares reserved
Additional paid in capital                        $ 30,053,325
Accumulated deficit                                (25,643,899)
Less:  Treasury stock, 176,775 shares at
     cost                                           (5,025,972)
                                                  ------------
Total stockholders' deficit                       $   (616,521)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  2,276,166

            See notes to Consolidated Financial Statements

                        QUALITY PRODUCTS, INC.
                             CONSOLIDATED
                          STATEMENT OF INCOME
                                       For the three months ended
                                             December 31,
                                            1997         1996
                                        (Unaudited)   (Unaudited)

Net Sales                               $1,731,415     $1,380,637
Cost of Goods Sold                       1,135,536        870,159
                                        ----------     ----------
Gross Manufacturing Profit                 595,879        510,478
Selling, General, & Administrative
     Expenses                              392,322        327,853
                                        ----------     ----------
Operating Income                           203,557        182,625

Other Expense
   Interest Expense                        (28,646)       (41,290)
   Other                                      (817)        (4,246)
                                        ----------     ----------
   Total Other Expense                     (29,463)       (45,536)

Income Before Income Taxes                 174,094        137,089

Income Taxes                                 6,049           -
                                        ----------     ----------

Net Income                                 168,045        137,089

Earnings per share:

   Basic earnings per common share
     (Note 5)                           $     0.07     $     0.06

   Diluted earnings per common share
     (Note 5)                           $     0.06     $     0.05


            See notes to Consolidated Financial Statements

                        QUALITY PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                           For the three months ended
                                                   December 31,
                                                1997           1996
                                             (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                $  168,045     $  137,089

Adjustments to reconcile net income
  to net cash provided by (used by)
  operating activities;
  Depreciation and amortization                  3,311          4,799

Cash provided by (used for) current
  assets and liabilities:
     Restricted Cash                             26,832         86,501
     Accounts receivable                        (73,055)       (27,923)
     Inventories                                (73,683)        45,479
     Other assets                              (137,641)       (42,928)
     Accounts payable                           223,257        127,181
     Accrued expenses                          (265,650)       (23,855)
     Customer Deposits                          (43,828)          -
     Income Taxes Payable                         6,049           -
     Due to officer                                -           (25,000)
                                             ----------     ----------
Cash provided by (used by) operating
  activities                                   (166,363)       281,343

Cash flows From Investing Activities:
     Purchase of machinery & equipment           (1,274)        (6,300)
     Amounts receivable from liquidation           -             2,397
                                             ----------     ----------
     Cash used by investing activities           (1,274)        (3,903)

Cash Flows From Financing Activities:
     Repayments - notes payable                (135,000)       (89,182)
     Issuance of Debentures                   1,530,000           -
     Repayment - Debentures                     (50,000)          -
     Repayment - Bank Line of Credit         (1,180,000)          -
                                             ----------     ----------
Cash provided by (used for) financing
  activities                                    165,000        (89,182)

Net Increase (Decrease) in Cash                  (2,637)       188,258
Cash at Beginning of Period                     406,624          8,094
                                             ----------     ----------
Cash at End of Period                        $  403,987     $  196,352

            See notes to Consolidated Financial Statements

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
                                        Three Months Ended
                                           December 31,
                                          1997      1996

Cash paid for interest                  $30,373   $41,290
Cash paid for taxes                        -         -

                        QUALITY PRODUCTS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Quality Products, Inc. (the "Company") Form 10-KSB for the year ended September 30, 1997, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.


2.  Restricted Cash

The Restricted Cash is held at the Company's bank as collateral for a Letter of Credit securing the Company's potential obligations for its Worker's Compensation insurance policy. The policy expires November 30, 1998. During the quarter, $27,236 was used to reduce bank indebtedness and $15,000 was renewed until November 30, 1998 to secure any remaining potential workers compensation obligations.


3.  Inventories

Inventories at December 31, 1997 consist of:

Raw materials and supplies                        $ 472,440
Work-in-process                                     333,829
Finished goods                                       79,549
Reserve for obsolescence                             (3,818)
                                                  ---------
Total                                             $ 882,000

4.  Commitments and Contingencies

In November 1993, the Company and its Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company's presses from a 3rd party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer's facility. Although the Company's subsidiary carries full product liability insurance, the Company's former management did not notify the insurance carrier within the prescribed time period. Accordingly, this claim is not covered by insurance. Based upon consultation with the Company's counsel, the Company does not believe that the litigation will have a material adverse affect on the consolidated financial position, results of operations or cash flows of the Company. The company has made a provision for the estimated potential loss on this matter.

5.  Earnings Per Share

On December 31, 1997, the Company adopted Financial Accounting Statement No. 128 issued by the Financial Accounting Standards Board. Under Statement 128, the Company was required to change the method previously used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                       3 Months Ended December 31:
                                           1997           1996
BASIC:

 Average Shares Outstanding              2,554,033      2,395,680

 Income From Operations                 $  203,557     $  182,625

 Basic Earnings Per Share (FAS 128)     $     0.08     $     0.08

 Net Income                             $  168,045     $  137,089

 Basic Earnings Per Share (FAS 128)     $     0.07     $     0.06

 Primary Earnings Per Share, As
 Previously Reported (APB 15)               N.A.       $     0.06

                                             3 Months Ended December 31:
                                                1997            1996
DILUTED:

 Average Shares Outstanding                   2,554,033      2,395,680

 Net Effect of Dilutive
    Stock options and warrants
    based on the treasury stock
    method using average market price           248,888        197,826

 Total Shares                                 2,802,921      2,593,506


 Income From Operations                      $  203,557     $  182,625

 Diluted Earnings Per Share (FAS 128)        $     0.07     $     0.07


 Net Income                                  $  168,045     $  137,089

 Diluted Earnings Per Share (FAS 128)        $     0.06     $     0.05

 Fully Diluted Earnings Per Share, As
 Previously Reported (APB 15)                    N.A.       $     0.04

 Average Market Price of Common Stock        $     1.32     $     0.23

 Ending Market Price of Common Stock         $     1.06     $     0.18

The following securities were excluded from the calculation of diluted earnings per share at December 31, 1997 because they are considered anti-dilutive under FAS 128:

1) Options granted to company officers and directors to purchase 100,000 shares of the Company's common stock at $2.00 per share.

2) Warrants issued pursuant to the Company's debentures to purchase 465,000 shares of common stock @ $2.00 per share.

6.  Private Placement Debt

On November 25, 1997, the Company consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. Each unit represents: a) a $50,000 interest in a 6% $1,500,000 note payable, b) a warrant to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 1999, and c) a warrant to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001. The Company incurred expenses of approximately $150,000 in connection with this offering. The Company utilized the proceeds of the offering to repay the bank line of credit, a $135,000 note payable and expenses associated with the offering.

Schedule of required future annual principal payments:
     Fiscal Year Ended
      September 30

       1998           $  150,000
       1999           $  200,000
       2000           $  200,000
       2001           $  900,000
                      ----------
       TOTAL          $1,450,000

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Three Months Ended December 31, 1997 as Compared to December 31, 1996

Net Sales for the three months ended December 31, 1997 were $1,731,415 as compared to $1,380,637 for the three months ended December 31, 1996, an increase of $350,778 or 25.4%. Gross profit was $595,879 or 34% of sales as compared to $510,478 or 37% of sales for the same period a year earlier. Sales increased due to increased sales and marketing efforts during the past year and the improved performance from manufacturers representatives in certain territories. Gross profit decreased as a percentage of sales due to slight increases in material costs and labor costs.

Selling, general and administrative expenses increased from $327,853 during the three months ended December 31, 1996 to $392,322 for the three months ended December 31, 1997. Selling general and administrative expenses as a percentage of sales were 22.7% during the three months ended December 31, 1997 as compared to 23.7% for the three months ended December 31, 1996. Selling, general and administrative costs increased due to one time payments and accruals during the quarter and the increase in sales by outside representatives which meant higher commission costs during the period as compared to the previous year. The one time payments and accruals included $10,000 paid as a hiring bonus to Multipress's new President and $20,000 towards the repricing of the Company's President and Chief Financial Officer's stock options from $0.10 to 1.00.

Previously, the President and Chief Financial Officer had agreed to convert their respective 175,000 stock options exercisable at $.10 to $1.00 in exchange for certain cash payments and an additional 50,000 stock options exercisable at $2.00. The balance of the cash payments or $27,500 payable to the Company's President and $37,424 payable to the Company's Chief Financial Officer will be accrued during the second quarter, and if cash resources permit, paid out by February 28, 1998. This will result in further one time charges against earnings in the second quarter of $64,924 thereby reducing earnings lower than what would otherwise be expected in the second quarter. By agreeing to this concession, the Directors have shown their confidence in the
future of the Company and   despite the fact the options were granted
when there was no market for the Company's shares two years ago, ensures all outstanding stock options are more fairly priced.

Interest expense for the three months of $34,048 was offset by $5,042 of interest revenue for a net interest expense of $28,646 for the three months ended December 31, 1997 as compared to $41,290 for the comparable period a year earlier. The decrease is due primarily to the reduction of the interest rate on the Company's outstanding indebtedness. The Company currently has $1,850,000 of 6% debt which will reduce by a minimum of $50,000 per quarter and currently earns market rates on its cash reserves. This should lead to a lower interest expense in the foreseeable future.

Net income for the period was $168,045 as compared to $137,089 for the same three month period a year earlier, an increase of $30,956 or 22.6%. Although sales increased during the first quarter this year as compared to last year, increases in cost of sales and selling, general and administrative costs increased over last year thereby reducing the relatively higher income that would have been expected with higher sales.

Income tax provision in the 3 months ended December 31, 1997 and 1996 includes a benefit related to utilization of NOL carry forwards of approximately $28,000,000. The 1997 provision relates to the company's city income taxes.


Liquidity and Capital Resources

As of December 31, 1997, the Company had a working capital surplus of $995,221 as compared to a working capital deficiency of $1,317,756 at December 31, 1996 and a working capital deficiency of $459,977 at September 30, 1997. The change from a working deficit to a working capital surplus is due to the profitable operations of the Company and more importantly, the refinancing of the Company's outstanding bank indebtedness. At September 30, 1997 and in previous quarters, the Company's bank indebtedness had been due on demand and accordingly shown in current liabilities, thereby increasing the Company's working capital deficiency. On November 25, 1997, the Company completed a $1,530,000 financing consisting primarily of a $1,500,000 three year loan. This loan, except for the current portion of $200,000, is disclosed in long term liabilities and accordingly results in a better working capital balance.

This surplus should continue to increase as the Company anticipates profitable operations at least through the foreseeable future. The Company's major source of liquidity continues to be from available cash on hand which is generated from profitable cash flow from operations. The Company has no material commitments at this time other than its quarterly payments of $50,000 on the long-term note payable.

The Company is currently investigating various accounting and inventory computer systems which could lead to a one time material expenditure not to exceed $175,000. No decisions have been made, but it is expected that the new system will be purchased and installed prior to September 30, 1998.

The Company's overall financial condition continues to improve and now that the Company has secured long term financing, it has more assurances than any time in recent years that it will continue operations.


                               PART  II


Item 1.  Legal Proceedings

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

The Company is a defendant in a case in Porter Superior Court, in Indiana captioned Jackson v. Multipress et. al. No. 64D02-9311-CT-2675. The plaintiff alleges she injured her hand while using a Multipress machine. Due to a decision made by the Company's management at the time the case began (prior to March 1995) not to seek insurance coverage, the Company could be responsible for the entire amount of any judgment or settlement.

Various other legal actions and proceedings are pending or are threatened against the Company and its subsidiaries. These actions and proceedings arise in the ordinary course of business and are routine litigation incidental to such business. None of the litigation matters currently pending is deemed to be material by management of the Company.


Item 2.  Changes in Securities and Use of Proceeds

On November 25, 1997, the Company consummated a private placement offering of 30 Units at a purchase price of $51,000 per Unit for total proceeds of $1,530,000. These Units were sold through Eastlake

Securities, Inc. an NASD member firm as "Placement Agent." The Placement Agent's fee was $75,000. The Units were sold to accredited investors and the Company believes the sales were exempt from registration under the Securities Act of 1993 under Section 4(2) of that Act and Rules 505 and 506 of Regulation D under that Act. The Units were sold to less than 30 accredited investors without any public solicitation.

Each of the 30 Units consisted of (1) $50,000 beneficial interest in a 6% Secured Note in the principal amount of $1,500,000 issued jointly and severally by the Company and its wholly-owned subsidiary. QPI Multipress, Inc. to the order of Eastlake Securities, Inc. as agent for the lenders pursuant to a credit agreement, (2) a Series A Common Stock Purchase Warrant to purchase ten thousand (10,000) shares of the Company's common stock at $1.00 per share during the period November 1, 1997 to September 30, 1997 to September 30, 1999, and (3) a Series B Common Stock Purchase Warrant to purchase fifteen thousand (15,000) shares of Common Stock at $2.00 per share during the period October 1, 1999 to September 30, 2001. The 6% Secured Note is secured by all of the assets of the Company and its subsidiary.

The proceeds of the offering totaled $1,533,762.15 including interest of $3,762.15. The expenses of the offering totaled $135,363.31 including the $75,000 placement fee to Eastlake Securities, Inc., leaving net proceeds of $1,398,398.84. Of that amount, $1,160,785.96 was used to pay off a short term debt of that amount to Provident Bank and $237,612.88 was used to pay a short term debt to Eastlake Securities.


Item 6.  Exhibits and Reports of Form 8-K

     (a)  Exhibits
       27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

       Not applicable

                              Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                   Quality Products, Inc.
                                   ----------------------
                                         Registrant


Date:  February 13, 1998           By   /s/ Bruce C. Weaver
                                   ------------------------
                                   Bruce C. Weaver
                                   President (Principal Executive
                                   Officer)





                                   By   /s/ Jonathon Reuben
                                   ------------------------
                                   Jonathon Reuben
                                   Principal Financial and
                                   Accounting Officer