Form 10QSB
period 1998-03-31
QUALITY PRODUCTS INC
filed 1998-05-13
CIK 843462

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    Form 10-QSB


              [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended March 31, 1998

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

                   (I)  Yes     X                       No
                             --------                      --------

As of March 31, 1998, there were 2,554,056 shares of the Company's common stock outstanding.

                               QUALITY PRODUCTS, INC.
                             CONSOLIDATED BALANCE SHEET

                                   March 31, 1998
                                    (Unaudited)


ASSETS

Current Assets
Cash                                              $  686,507
Restricted Cash                                       15,488
Accounts Receivable, Net                             618,557
Inventories                                          821,418
Other Current Assets                                 184,711
                                                  ----------
Total Current Assets                               2,326,681
                                                  ----------

Property, Plant and Equipment                        848,766
Less Accumulated Depreciation                       (815,707)
                                                  ----------
Net Property, Plant and Equipment                     33,059
                                                  ----------

Other Assets                                           3,320
                                                  ----------

TOTAL ASSETS                                      $2,363,060
                                                  ----------
                                                  ----------

              See notes to Consolidated Financial Statements

                               QUALITY PRODUCTS, INC.
                       CONSOLIDATED BALANCE SHEET - CONTINUED

                                   March 31, 1998
                                    (Unaudited)


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable, current                                            $   200,000
Accounts payable                                                    424,736
Accrued expenses                                                    314,810
Customer deposits                                                   282,799
Income Taxes payable                                                 12,433
                                                                -----------
Total Current Liabilities                                         1,234,778
                                                                -----------

NON-CURRENT LIABILITIES:
Notes payable, non-current                                        1,200,000
Notes payable, related parties, non-current                         400,000
                                                                -----------
Total non-current liabilities                                     1,600,000
                                                                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
Preferred stock, convertible, voting, par
     Value $.00001; 10,000,000 shares authorized;
     No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                              25
     shares authorized; 2,554,056 shares issued and
     outstanding; 808,333 shares reserved
Additional paid in capital                                       30,053,327
Accumulated deficit                                             (25,499,098)
Less:  Treasury stock, 176,775 shares at cost                    (5,025,972)
                                                                -----------
Total stockholders' deficit                                       ($471,718)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 2,363,060
                                                                -----------
                                                                -----------

                 See notes to Consolidated Financial Statements

                               QUALITY PRODUCTS, INC.
                          CONSOLIDATED STATEMENT OF INCOME

                                    (Unaudited)

                                                  For the six months ended     For the three months ended
                                                          March 31,                     March 31,
                                                  -------------------------    --------------------------
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
Net Sales                                         $3,441,407     $3,133,942     $1,709,992     $1,753,305
Cost of Goods Sold                                 2,245,412      1,954,397      1,109,876      1,084,238
                                                  ----------     ----------     ----------     ----------
Gross Manufacturing Profit                         1,195,995      1,179,545        600,116        669,067
Selling, General, & Admin Expenses                   817,896        611,824        425,574        283,971
                                                  ----------     ----------     ----------     ----------
Operating Income                                     378,099        567,721        174,542        385,096
                                                  ----------     ----------     ----------     ----------

Other Income (Expense):
Gain on sale of assets held for sale                                 80,934                        80,934
Interest Expense                                     (49,190)       (79,846)       (20,544)       (38,556)
Other                                                 (3,630)        (8,781)        (2,813)        (4,535)
                                                  ----------     ----------     ----------     ----------
Total Other Income (Expense)                         (52,820)        (7,693)       (23,357)        37,843
                                                  ----------     ----------     ----------     ----------

Income Before Income Taxes                           325,279        560,028        151,185        422,939

Tax Provision                                         12,433        --               6,384
                                                  ----------     ----------     ----------     ----------

Net Income                                         $ 312,846     $  560,028     $  144,801     $  422,939
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Earnings per share:  (Note 5)

Basic earnings per common share                      $  0.12        $  0.23        $  0.06        $  0.18
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Diluted earnings per common share                    $  0.11        $  0.21        $  0.05        $  0.16
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

              See notes to Consolidated Financial Statements

                               QUALITY PRODUCTS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (Unaudited)

                                                  For the six months ended
                                                           March 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Cash Flows From Operating Activities:
Net Income                                         $ 312,846     $  560,028

Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                     6,829          8,781

Cash provided by (used for) current
     assets and liabilities:
     Restricted Cash                                  26,748         86,799
     Accounts receivable                              84,038       (315,188)
     Inventories                                     (13,101)       (21,199)
     Other assets                                   (160,485)        (6,859)
     Accounts payable                                 54,722        294,049
     Accrued expenses                               (147,992)      (129,020)
     Customer Deposits                                20,758          --
     Income Taxes Payable                            (15,567)         --
     Due to related party                                           (38,000)
                                                  ----------     ----------
Cash provided by operating activities                168,796        439,391
                                                  ----------     ----------

Cash flows From Investing Activities -
     Purchase of machinery & equipment                (3,913)        (5,197)
                                                  ----------     ----------

Cash Flows From Financing Activities:
     Repayments - notes payable                     (135,000)      (188,033)
     Issuance of Debentures                        1,530,000          --
     Repayment - Debentures                         (100,000)         --
     Repayment - Bank Line of Credit              (1,180,000)
                                                  ----------     ----------
Cash provided by (used for) financing activities     115,000       (188,033)
                                                  ----------     ----------

Net Increase in Cash                                 279,883        246,161
Cash at Beginning of Period                          406,624          8,094
                                                  ----------     ----------
Cash at End of Period                              $ 686,507     $  254,255
                                                  ----------     ----------
                                                  ----------     ----------

              See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:

                                     Six Months Ended
                                         March 31,
                                  ------------------------
                                     1998           1997
                                  ---------      ---------
Cash paid for interest            $  58,123      $  79,846
Cash paid for taxes               $  28,000      $    --


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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

2.   Restricted Cash

     The Restricted Cash is held at the Company's bank as collateral for a Letter of Credit securing the Company's potential obligations for a Worker's Compensation insurance policy. The policy expires November 30, 1998.

3.   Inventories

     Inventories at March 31, 1998 consist of:


     Raw materials and supplies                     $483,439
     Work-in-process                                 331,107
     Finished goods                                   10,690
     Reserve for obsolescence                         (3,818)
                                                    --------
     Total                                          $821,418
                                                    --------
                                                    --------

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

                                                       3 Months Ended                6 Months Ended
                                                           March 31                      March 31
                                                  -------------------------     -------------------------
                                                     1998           1997           1998           1997
                                                  -----------   -----------     -----------   -----------
     Basic:

     Average Shares Outstanding                    2,554,056      2,395,680      2,554,056      2,395,680

     Income From Operations                       $   74,542     $  385,096     $  378,099     $  567,721

     Basic Earnings
     Per Share (FAS 128)                          $     0.07     $     0.16     $     0.15     $     0.24

     Net Income                                   $  144,801     $  422,939     $  312,846     $  560,028

     Basic Earnings Per Share (FAS 128)           $     0.06     $     0.18     $     0.12     $     0.23

     Primary Earnings Per Share,
     As Previously Reported                             N.A.     $     0.17           N.A.     $     0.23

(Note 5 - continued)

                                                       3 Months Ended                6 Months Ended
                                                           March 31                      March 31
                                                  -------------------------     -------------------------
                                                     1998           1997           1998           1997
                                                  -----------   -----------     -----------   -----------
     Diluted:

     Average Shares Outstanding                    2,554,056      2,395,680      2,554,056      2,395,680

     Net Effect of Dilutive
     Stock options and warrants
       based on the treasury stock
       method using average market price             278,704        174,737        322,303        190,401

     Total Shares                                  2,832,760      2,570,417      2,876,359      2,586,081

     Income From Operations                       $  174,542     $  385,096     $  378,099     $  567,721

     Diluted Earnings
       Per Share (FAS 128)                        $     0.06     $     0.14     $     0.13     $     0.21

     Net Income                                   $  144,801     $  422,939     $  312,846     $  560,028

     Diluted Earnings
       Per Share (FAS 128)                        $     0.05     $     0.16     $     0.11     $     0.21

     Fully Diluted Earnings Per Share,
       As Previously Reported                           N.A.     $     0.12           N.A.     $     0.16

     Average Market Price
       of Common Stock                            $   1.1841     $   0.1997     $   1.1788     $   0.2193

     Ending Market Price
       of Common Stock                            $   1.0625     $   0.1875     $   1.0625     $   0.1875


     The following securities were excluded from the calculation of diluted earnings per share at March 31, 1998 because they are considered anti-dilutive under FAS 128:

     1. Options granted to an officer and director to purchase 50,000 shares of the Company's common stock at $2.00 per share.

     2. Warrants issued pursuant to the Company's debentures to purchase 465,000 shares of common stock @ $2.00 per share.

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

     Schedule of required future annual principal payments:

     Fiscal Year Ended September 30
     ------------------------------
     1998                                                   $    100,000
     1999                                                        200,000
     2000                                                        200,000
     2001                                                        900,000
                                                            ------------
     TOTAL                                                  $  1,400,000
                                                            ------------
                                                            ------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 as Compared to March 31, 1997

Net Sales for the three months ended March 31, 1998 were $1,709,992 as compared to $1,753,305 for the three months ended March 31, 1997, a decrease of $43,313 or 2.4%. Gross profit was $600,116 or 35.0% of sales as compared to $669,067 or 38.1% of sales for the same period a year earlier. Sales decreased due to year-end budget constraints of some customers. Gross profit margins decreased 3.1% due to increases in material and labor costs with no corresponding price increases on the Company's products.

Selling, general and administrative expenses increased from $283,971 during the three months ended March 31, 1997 to $425,574 for the three months ended March 31, 1998. The increase is due to one time payments totaling $65,000 made to the Company's President and former Chief Financial Officer as part of a previously announced agreement to reprice their 350,000 stock options from $0.10 to $1.00, increases in wages and benefits of $44,000 to hire additional staff, continuing legal and investment fees of $11,000 relating to the Company's private placement, and increased commissions from more sales generated by outside commissioned reps than by salaried salespersons. Selling, general and administrative expenses as a percentage of sales were 24.8% during the three months ended March 31, 1998 as compared to 16.2% for the three months ended March 31, 1997. If the one time payments of $65,000 were eliminated, selling, general and administrative costs would have been only 21.0% of sales for the three months.

Interest expense of $27,750 was offset by $7,206 of interest revenue for a net interest expense of $20,544 for the three months ended March 31, 1998 as compared to $38,556 for the comparable period a year earlier. The decrease is due primarily to the reduction of the interest rate on the Company's outstanding indebtedness. The Company currently has $1,600,000 of 6% debt represented by $1,400,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt which also bears interest at 6%.
The other $200,000 second secured convertible note is interest free as of March 1, 1998. The Company is in discussions with the two $200,000 noteholders to consider the possible conversion of all or part of the notes into common shares of the Company. If done, and as the first secured note is paid down, interest expense will reduce slightly quarter to quarter, assuming no new debt is issued.

Net income for the period was $144,801 as compared to $422,939 during the corresponding period a year earlier. To compare the two periods evenly, one must make two adjustments, first to add back the one time payments of $65,000 during the three months this year and second, to reduce last year's net income by $80,934 which represented a one time gain on the sale of an investment in shares of another public Company. If the corresponding net incomes are adjusted for these two items, then this year's income would be $209,801 and last year's would be $342,005 a reduction this year of $132,204. Net income has reduced by this amount due to reasons aforementioned. The income tax provision for the period ending March 31 includes a benefit related to utilization of NOL carry forwards of approximately $28,000,000. The 1998 provision relates to city income taxes.

Six Months Ended March 31, 1998 as Compared to March 31, 1997

Net Sales for the six months ended March 31, 1998 were $3,441,407 as compared to $3,133,942 for the six months ended March 31, 1997, an increase of $307,465 or 9.8%. Gross profit was $1,195,995 or 34.8% of sales as compared to $1,179,545 or 37.6% of sales for the same period a year earlier. Sales increased due to improved marketing efforts and the continued strength of the machine tool industry. Gross profit margins decreased 2.8% due to increases in material and labor costs with no corresponding price increases on the Company's products.

Selling, general and administrative expenses increased from $611,824 during the six months ended March 31, 1997 to $817,896 for the six months ended March 31, 1998. The increase is due to one time payments totaling $85,000 ($65,000 in the second quarter) made to the Company's President and former Chief Financial Officer as part of a previously announced agreement to reprice their 350,000 stock options from $0.10 to $1.00 and an increase of approximately $100,000 in commissions paid to outside manufacturers representatives compared to the same period last year as more sales were made by outside commissioned reps than by salaried salespersons. Selling general and administrative expenses as a percentage of sales were 23.7% during the six months ended March 31, 1998 as compared to 19.5% for the six months ended March 31, 1997. If the one time payments of $85,000 were eliminated, selling, general and administrative costs would have been only 21.3% of sales for the six months.

Interest expense of $61,798 was offset by $12,608 of interest revenue for a net interest expense of $49,190 for the six months ended March 31, 1998 as compared to $79,846 for the comparable period a year earlier. The decrease is due primarily to the reduction of the interest rate on the Company's outstanding indebtedness. The Company currently has $1,600,000 of 6% debt represented by $1,400,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt which also bears interest at 6%.
The other $200,000 second secured convertible note is interest free as of March 1, 1998. The Company is in discussions with the two $200,000 noteholders to consider the possible conversion of all or part of the notes into common shares of the Company. If done, and as the first secured note is paid down, interest expense will reduce slightly quarter to quarter, assuming no new debt is issued.

Net income for the period was $312,846 as compared to $560,028 during the corresponding period a year earlier. To compare the two periods evenly, one must make two adjustments, first to add back the one time payments of $85,000 during the six months this year and second, to reduce last year's net income by $80,934 which represented a one time gain on the sale of an investment in shares of another public Company. If the corresponding net incomes are adjusted for these two items, then this year's income would be $397,846 and last year's was $479,094 a reduction this year of $81,248.

At the upcoming annual meeting on May 22, 1998, Jonathan Reuben will be resigning as an officer and Director of the Company. Mr. Reuben and the Company have agreed on certain payments being paid to Mr. Reuben in accordance with his existing contract and other matters between now and the end of the fiscal year. The Company has paid Mr. Reuben in the third quarter $26,750 to buyback his 225,000 outstanding stock options and the remainder of his contract of approximately $75,000 which was due over the next 2 1/2 years will be paid by the end of this fiscal year. These will have a negative impact on expected income over the final six months of the fiscal year of approximately $100,000. Despite the increase in sales, net income has reduced by this amount due to reasons aforementioned. The income tax provision for the period ending March 31 includes a benefit related to utilization of NOL carry forwards of approximately $28,000,000. The 1998 provision relates to city income taxes.

Liquidity and Capital Resources

As of March 31, 1998, the Company had a working capital surplus of $1,091,903 as compared to a working capital deficiency of $889,728 at March 31, 1997 and a working capital deficiency of $459,977 at September 30, 1997. The change from a working capital deficit to a working capital surplus is due to the profitable operations of the Company and more importantly, the refinancing of the Company's outstanding bank indebtedness. At September 30, 1997 and in previous quarters, the Company's bank indebtedness had been due on demand and accordingly shown in current liabilities, thereby increasing the Company's working capital deficiency. On November 25, 1997, the Company completed a $1,530,000 financing consisting primarily of a $1,500,000 three year loan. This loan, except for the current portion of $200,000, is disclosed in long term liabilities and accordingly results in a better working capital balance.

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

The Company's overall financial condition continues to improve despite the slight reduction in sales and income, particularly now that the Company has secured long term financing.

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

Each of the 30 Units consisted of (1) $50,000 beneficial interest in a 6% Secured Note in the principal amount of $1,500,000 issued jointly and severally by the Company and its wholly-owned subsidiary. QPI Multipress, Inc. to the order of Eastlake Securities, Inc. as agent for the lenders pursuant to a credit agreement, (2) a Series A Common Stock Purchase Warrant to purchase ten thousand (10,000) shares of the Company's common stock at $1.00 per share during the period November 1, 1997 to September 30, 1999, and
(3) a Series B Common Stock Purchase Warrant to purchase fifteen thousand (15,000) shares of Common Stock at $2.00 per share during the period October 1, 1999 to September 30, 2001. The 6% Secured Note is secured by all of the assets of the Company and its subsidiary.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The company has submitted the following issues for shareholder vote at an annual meeting to be held on May 22, 1998 at the Company's offices in Columbus, Ohio.

1. Amend the Company's bylaws to set the number of directors at not less than three nor more than seven and to permit the Board to determine the exact number.

2.   To elect nominees to the Company's Board.

3. To approve the 1997 Stock Option Plan and to grant options to purchase 150,000 shares of common stock to certain employees.

4. To ratify the grant of options to purchase 225,000 shares each to Messrs. Weaver and Reuben.

5.   Appoint Farber & Hass LLP as independent auditors for fiscal year 1998.

Item 6.  Exhibits and Reports of Form 8-K

     a.   Exhibits
          27.1 Financial Data Schedule

     b.   Reports on Form 8-K

     c.   Not applicable


Statements in this Form 10-QSB that are not historical facts, including statements about the Company's prospects, about the future impact of litigation, and the possible conversion of notes to stock, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the statements made, including the impact of the litigation against the Company. Please see the information appearing the Company's 1997 Form 10-KSB under "Risk Factors."

                                     Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        Quality Products, Inc.
                                              Registrant


Date:  May 11, 1998                By   /s/ Bruce C. Weaver
                                        ------------------------------------
                                        Bruce C. Weaver
                                        President (Principal Executive
                                        Officer)





                                   By   /s/ Jonathon Reuben
                                        --------------------------------------
                                        Jonathon Reuben
                                        Principal Financial and
                                        Accounting Officer