Form 10QSB
period 1998-06-30
QUALITY PRODUCTS INC
filed 1998-08-11
CIK 843462

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998

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

                               (I) Yes X   No
                                      ----   ----

As of June 30, 1998, there were 2,554,056 shares of the Company's common stock outstanding.

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1998
                                   (Unaudited)

ASSETS

Current Assets
Cash                                                $   545,710
Restricted Cash                                          15,575
Accounts Receivable, Net of Allowance for
              Doubtful Accounts of $11,867              750,396
Inventories                                             905,388
Other Current Assets                                    151,469
                                                    -----------
Total Current Assets                                  2,368,538
                                                    -----------

Property, Plant and Equipment                           848,766
Less Accumulated Depreciation                          (818,706)
                                                    -----------
Net Property, Plant and Equipment                        30,060
                                                    -----------

Other Assets                                              7,280
                                                    -----------
TOTAL ASSETS                                        $ 2,405,878
                                                    -----------

                See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                  June 30, 1998
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable, short term portion                                 $    200,000
Accounts payable                                                      476,408
Accrued expenses                                                      201,672
Customer deposits                                                     427,021
Income Taxes payable                                                    4,160
                                                                 ------------
Total Current Liabilities                                           1,309,261
                                                                 ------------

NON-CURRENT LIABILITIES:
Notes payable, non-current                                          1,150,000
Notes payable, related parties, non-current                           400,000
                                                                 ------------
Total non-current liabilities                                       1,550,000
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
         Value $.00001; 10,000,000 shares authorized;
         No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                                25
         shares authorized; 2,554,056 shares issued and
         outstanding; 808,333 shares reserved
Additional paid in capital                                         30,053,284
Accumulated deficit                                               (25,480,720)
Less:  Treasury stock, 176,775 shares at cost                      (5,025,972)
                                                                 ------------
Total stockholders' deficit                                      (    453,383)
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  2,405,878
                                                                 ------------

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                          For the three months ended        For the nine months ended
                                                   June 30,                          June 30,
                                         ----------------------------     -----------------------------
                                            1998             1997             1998             1997
                                         -----------      -----------      -----------      -----------
Net Sales                                $ 1,441,994      $ 1,730,069      $ 4,883,401      $ 4,864,011
Cost of Goods Sold                           971,247        1,082,336        3,216,659        3,036,733
                                         -----------      -----------      -----------      -----------
Gross Manufacturing Profit                   470,747          647,733        1,666,742        1,827,278
Selling, General, & Admin Expenses           519,876          308,036        1,337,772          919,860
                                         -----------      -----------      -----------      -----------
Operating Income/(Loss)                      (49,129)         339,697          328,970          907,418
                                         -----------      -----------      -----------      -----------

Other Income (Expense):
Gain on sale of assets held for sale              --               --               --           80,934
Interest Expense                             (16,907)         (37,930)         (66,097)        (117,776)
Other                                        108,824           (2,283)         105,194          (11,064)
                                         -----------      -----------      -----------      -----------
Total Other Income (Expense)                  91,917          (40,213)          39,097          (47,906)
                                         -----------      -----------      -----------      -----------

Income Before Provision for
 Income Taxes                                 42,788          299,484          368,067          859,512

Provision for Income Taxes                    24,414               --           36,847               --
                                         -----------      -----------      -----------      -----------


Net Income                               $    18,374      $   299,484      $   331,220      $   859,512
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------

Earnings per share:  (Note 5)

Basic earnings per common share          $      0.01      $      0.13      $      0.13      $      0.36
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------

Diluted earnings per common share        $      0.01      $      0.12      $      0.12      $      0.33
                                         -----------      -----------      -----------      -----------
                                         -----------      -----------      -----------      -----------

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                             For the nine months ended
                                                                     June 30,
                                                          -------------------------------
                                                             1998                 1997
                                                          -----------           ---------
Cash Flows From Operating Activities:
Net Income                                                $   331,220           $ 859,512

Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               9,829              11,064

Cash provided by (used for) current
    assets and liabilities:
    Restricted Cash                                            26,661             101,154
    Accounts receivable                                       (47,802)           (164,932)
    Inventories                                               (97,071)            (47,531)
    Other assets                                             (131,203)             (4,916)
    Accounts payable                                          106,355             156,588
    Accrued expenses                                         (261,130)           (163,873)
    Customer Deposits                                         164,980                  --
    Income Taxes Payable                                      (23,840)                 --
    Due to related party                                           --             (47,000)
                                                          -----------           ---------
Cash provided by operating activities                          77,999             700,066
                                                          -----------           ---------

Cash flows From Investing Activities -
    Purchase of machinery & equipment                          (3,913)            (16,845)
                                                          -----------           ---------

Cash Flows From Financing Activities:
Repayments - notes payable                                   (135,000)           (193,033)
     Issuance of Debentures                                 1,530,000                  --
     Repayment - Debentures                                  (150,000)                 --
     Repayment - Bank Line of Credit                       (1,180,000)                 --
     Unsecured note payable issued                                 --               2,500
                                                          -----------           ---------
Cash provided by (used for) financing activities               65,000            (190,533)
                                                          -----------           ---------

Net Increase in Cash                                          139,086             492,688
Cash at Beginning of Period                                   406,624               8,094
                                                          -----------           ---------
Cash at End of Period                                     $   545,710           $ 500,782
                                                          -----------           ---------
                                                          -----------           ---------

                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:


                                              Nine Months Ended
                                                   June 30,
                                          -------------------------
                                            1998           1997
                                          ---------       ---------
Cash paid for interest                    $  88,380       $ 117,776
Cash paid for taxes                       $  66,989       $      --

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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

2.   Restricted Cash

     The Restricted Cash is held at the Company's bank as collateral for a Letter of Credit securing the Company's potential obligations for a Worker's Compensation insurance policy. The policy expires November 30, 1998.

3.   Inventories

     Inventories at June 30, 1998 consist of:

         Raw materials and supplies                           $ 438,049
         Work-in-process                                        382,698
         Finished goods                                          88,459
         Reserve for obsolescence                                (3,818)
                                                              ---------
         Total                                                $ 905,388
                                                              ---------
                                                              ---------

4.   Commitments and Contingencies

     In November 1993, the Company and its Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company's presses from a 3rd party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer's facility. Although the Company's subsidiary carries full product liability insurance, the Company's former management did not notify the insurance carrier within the prescribed time period. Accordingly, this claim is not covered by insurance. Based upon consultation with the Company's counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The company has made a provision for the estimated potential loss on this matter.

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

                                                  3 Months Ended              9 Months Ended
                                                     June 30,                    June 30,
                                             -----------------------     -----------------------
                                                1998          1997          1998         1997
                                                ----          ----          ----         ----
     Basic:

     Average Shares Outstanding              2,554,056     2,395,680      2,554,056    2,395,680

     Income (Loss) From Operations            $(49,129)     $339,697       $328,970     $907,418

     Basic Earnings (Loss)
         Per Share (FAS 128)                  $  (0.02)     $   0.14       $   0.13     $   0.38

     Net Income                               $ 18,374      $299,484       $331,220     $859,512

     Basic Earnings Per Share (FAS 128)       $   0.01      $   0.13       $   0.13     $   0.36

     Primary Earnings Per Share,
        As Previously Reported                    N.A.      $   0.13           N.A.     $   0.36

(Note 5 - continued)

                                                       3 Months Ended              9 Months Ended
                                                          June 30,                      June 30,
                                                 -------------------------     ------------------------
                                                    1998           1997           1998          1997
                                                 ----------     ----------     ----------    ----------
     Diluted:

     Average Shares Outstanding                   2,554,056      2,395,680      2,554,056     2,395,680

     Net Effect of Dilutive
     Stock options and warrants
         based on the treasury stock
         method using average market price          240,020        131,796        297,453       175,784
                                                 ----------     ----------     ----------    ----------


     Total Shares                                 2,794,076      2,527,476      2,851,509     2,571,464

     Income (Loss) From Operations                $  (49,129)    $  339,697     $  328,970    $  907,418

     Diluted Earnings
         Per Share (FAS 128)                     $    (0.02)    $     0.13     $     0.12    $     0.35

     Net Income                                  $   18,374     $  299,484     $  331,220    $  859,512

     Diluted Earnings
         Per Share (FAS 128)                     $     0.01     $     0.12     $     0.12    $     0.33

     Fully Diluted Earnings Per Share,
         As Previously Reported                        N.A.     $     0.08           N.A.    $     0.24

     Average Market Price
         of Common Stock                         $   1.1288     $   0.1604     $   1.2129    $   0.2009

        Ending Market Price
         of Common Stock                         $   1.0625     $  0.15625     $   1.0625    $  0.15625

        The following securities were excluded from the calculation of diluted earnings per share at June 30, 1998 because they are considered anti-dilutive under FAS 128:

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

         Schedule of required future annual principal payments:

         Year Ended June 30
         ------------------
         1999                                                     $    200,000
         2000                                                          200,000
         2001                                                          200,000
         2002                                                          750,000
                                                                  ------------
         TOTAL                                                    $  1,350,000
                                                                  ------------
                                                                  ------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 as Compared to June 30, 1997

Net Sales for the three months ended June 30, 1998 were $1,441,994 as compared to $1,730,069 for the three months ended June 30, 1997, a decrease of $311,311 or 17.7%. Gross profit was $470,747 or 32.6% of sales as compared to $647,733 or 37.4% of sales for the same period a year earlier. Sales were lower in the third quarter this year as compared to last year due to increased delivery times for more complex machines. The move to more complex machines is a continuing trend in the industry. This change in product mix presented a significant increase in workload for the engineering department. The Company is addressing this challenge by outsourcing some design work, as well as, attempting to increase the number of engineering personnel. A tight labor market has made the latter objective difficult. However, the Company's backlog remains strong at over $2,000,000, the highest level ever. Gross profit margins decreased 4.8% due to increases in material and labor costs with no corresponding price increases on the Company's products, as well as decreased sales volume. The company has been unable to increase prices due to competition. However, in October 1998 the Company plans to introduce a price increase to all products which, along with a recent cost reduction analysis of certain products, should improve profit margins.

Selling, general and administrative expenses increased from $308,036 during the three months ended June 30, 1997 to $519,876 for the three months ended June 30, 1998. The increase is due to a number of items including annual meeting expenses, trade show expenses, and accelerated contract payments to and options buyback from the former Chief Financial Officer. Continuing legal fees and increases in wages and benefits to hire additional staff also contributed to the increase. Selling, general and administrative expenses as a percentage of sales were 36.0% during the three months ended June 30, 1998 as compared to 17.8% for the three months ended June 30, 1997.

Interest expense of $24,675 was offset by $7,768 of interest revenue for a net interest expense of $16,907 for the three months ended June 30, 1998 as compared to $37,930 for the comparable period a year earlier. The decrease is due primarily to the reduction of the interest rate on the Company's outstanding indebtedness. The Company currently has $1,550,000 of 6% debt represented by $1,350,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt which also bears interest at 6%. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998.

Net income for the period was $18,374 as compared to $299,484 during the corresponding period a year earlier, a reduction of $281,110, due to reasons aforementioned. The current period net income includes a refund of worker's compensation premiums of $31,085 and the reversal of $77,092 in expenses previously estimated which have not been realized. The income tax provision for the period ending June 30 includes a benefit related to utilization of NOL carry forwards of approximately $12,000. The 1998 provision relates to city income taxes, and the federal alternative minimum tax.

Nine Months Ended June 30, 1998 as Compared to June 30, 1997

Net Sales for the nine months ended June 30, 1998 were $4,883,401 as compared to $4,864,011 for the nine months ended June 30, 1997, an increase of $19,390 or 0.3%. Gross profit was $1,666,742 or 34.1% of sales as compared to $1,827,278 or 37.5% of sales for the same period a year earlier. Sales did not increase as expected during the nine months as compared to last year and in fact, were lower in the third quarter this year as compared to last year due to increased delivery times for more complex machines. The move to more complex machines is a continuing trend in the industry. This change in product mix presented a significant increase in workload for the engineering department. The Company is addressing this challenge by outsourcing some design work, as well as, attempting to increase the number of engineering personnel. A tight labor market has made the latter objective difficult. However, the Company's backlog remains strong at over $2,000,000, the highest level ever. Gross profit margins decreased 3.4% due to increases in material and labor costs with no corresponding price increases on the Company's products. The Company has been unable to increase prices due to competition. However, in October 1998 the Company plans to introduce a price increase to all products which, along with a recent cost reduction analysis of certain products, should improve profit margins.

Selling, general and administrative expenses increased from $919,860 during the nine months ended June 30, 1997 to $1,337,772 for the nine months ended June 30, 1998. The increase is due to several one time payments during the nine months totaling $126,000, composed of $65,000 paid to the Company's President and former Chief Financial Officer as part of an agreement to reprice their 350,000 stock options from $0.10 to $1.00, a subsequent buyout of the former CFO's stock options totaling $26,250 and accelerated payments on his employment contract of $35,000. Also contributing to the increase were commissions of approximately $105,000 paid to outside manufacturers' representatives compared to the same period last year as more sales were made by outside commissioned reps than by salaried salespersons. Additionally, continuing legal fees of $105,000, increased wages and benefits for additional staff of approximately $65,000 and annual meeting expenses of approximately $40,000 raised the selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales were 27.4% during the nine months ended June 30, 1998 as compared to 18.9% for the nine months ended June 30, 1997.

Interest expense of $86,473 was offset by $20,376 of interest revenue for a net interest expense of $66,097 for the nine months ended June 30, 1998 as compared to $117,776 for the comparable period a year earlier. The decrease is due primarily to the reduction of the interest rate on the Company's outstanding indebtedness. The Company currently has $1,550,000 of 6% debt represented by $1,350,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt which also bears interest at 6%. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998.

Nine Months Ended June 30, 1998 as Compared to June 30, 1997 - continued

Net income for the period was $331,220 as compared to $859,512 during the corresponding period a year earlier, a reduction of $528,292. This reduction is due mainly to the increase in selling, general and administrative expenses as described above and income tax expenses of $36,847.

At the annual meeting on May 22, 1998, Jonathan Reuben resigned as an officer and Director of the Company. Mr. Reuben and the Company agreed on certain payments being made to Mr. Reuben in accordance with his employment contract by the end of the fiscal year. The Company paid him $62,637 in the third quarter composed of $26,250 to repurchase his stock options and approximately $36,387 of compensation. The Company will pay Mr. Reuben approximately $38,000 of compensation during the fourth quarter to complete the terms of the agreement. This will have a negative impact on expected income over the final three months of the fiscal year.

The income tax provision for the period ending June 30 includes a benefit related to utilization of NOL carry forwards of approximately $140,000. The 1998 provision relates to city income taxes, and the federal alternative minimum tax.

Liquidity and Capital Resources

As of June 30, 1998, the Company had a working capital surplus of $1,059,277 as compared to a working capital deficiency of $599,013 at June 30, 1997 and a working capital deficiency of $459,977 at September 30, 1997. The change from a working capital deficit to a working capital surplus is due to the profitable operations of the Company and more importantly, the refinancing of the Company's outstanding bank indebtedness. At September 30, 1997 and in previous quarters, the Company's bank indebtedness had been due on demand and accordingly shown in current liabilities, thereby increasing the Company's working capital deficiency. On November 25, 1997, the Company completed a $1,530,000 financing consisting primarily of a $1,500,000 three year loan. This loan, except for the current portion of $200,000, is disclosed in long-term liabilities and accordingly results in a better working capital balance.

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

Year 2000 Compliance

The Company utilizes a number of computer programs in its operations. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has selected and approved an accounting and inventory computer system which will lead to a one time material expenditure not to exceed $175,000. Financing for the system will be provided under a three year term loan from a local bank. The software is certified year 2000 compliant and is expected to be installed, implemented, and active by December 31, 1998. The Company believes that this purchase will materially reduce the exposure of the Company to future year 2000 compliance expenses. In the event the Company is unable to fully implement the software before January 1, 2000 the Company's accounting and information systems will fail resulting in a material financial risk to the Company.

Statements in this Form 10-QSB that are not historical facts, including statements about the Company's prospects, about the future impact of litigation, and the possible conversion of notes to stock, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the statements made, including the impact of the litigation against the Company. Please see the information appearing in the Company's 1997 Form 10KSB under "Risk Factors."

                                   PART II


Item 4.  Submission of Matters to a Vote of Security Holders

The Company submitted the following issues for shareholder vote at an annual meeting held on May 22, 1998 at the Company's offices in Columbus, Ohio.

 1. Amend the Company's bylaws to set the number of directors at not less than three nor more than seven and to permit the Board to determine the exact number. The Company did not receive the required quorum of votes to vote on this issue.

             For           Against        Abstain          Broker Non-Votes
           -------         -------        -------          ----------------
           896,302         140,316         4,330               1,271,017

 2. To elect nominees to the Company's Board. The shareholders elected the following four directors in accordance with the bylaws.

                                              For         Withhold
                                           ---------      --------
         Bruce Weaver                      2,292,877       19,088
         Edward Varon                      2,292,377       19,588
         William Harrison, Jr.             2,292,377       19,588
         Murray Koppelman                  2,292,877       19,088

 3. To approve the 1997 Stock Option Plan and to grant options to purchase 150,000 shares of common stock to certain employees. The Company did not receive the required quorum of votes to vote on this issue. As shareholder approval was requested, but not required, the Company approved the plan and granted the options.

               For       Against     Abstain       Broker Non-Votes
             -------     -------     -------       ----------------
             789,888     180,180     10,884           1,331,013

 4. To ratify the grant of options to purchase 225,000 shares each to Messrs. Weaver and Reuben. The Company did not receive the required quorum of votes to vote on this issue. As shareholder approval was requested, but not required, Messrs. Weaver and Reuben retained their options.

              For       Against    Abstain        Broker Non-Votes
            -------     -------    -------        ----------------
            656,041     175,668    149,243           1,331,013

 5. Appoint Farber & Hass LLP as independent auditors for fiscal year 1998. This proposal was approved.

                 For         Against      Abstain
              ---------      -------      -------
              2,285,852       7,842       18,271

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

         b.       Reports on Form 8-K

         c.       Not applicable

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               Quality Products, Inc.
                                                     Registrant


Date:  August 10, 1998                By       /s/ Bruce C. Weaver
                                               --------------------------------
                                               Bruce C. Weaver
                                               President (Principal Executive
                                               Officer)





                                      By       /s/ Tac D. Kensler
                                               --------------------------------
                                               Tac D. Kensler
                                               Chief Financial Officer