Form 10KSB
period 1998-09-30
QUALITY PRODUCTS INC
filed 1998-12-30
CIK 843462

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1998
                           -----------------------------
                                          or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------     ---------------

                            Commission file number 0-18145

                                QUALITY PRODUCTS, INC.
                    (Name of small business issuer in its charter)

                       DELAWARE                                  75-2273221
            (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                   Identification No.)

                 560 Dublin Avenue
                 Columbus, OH                                      43215
            (Address of principal executive offices)             (Zip Code)
                                   (614) 228-0185
                            (Issuer's telephone number)

           Securities registered under Section 12(b) of the Exchange Act:

            Title of each class        Name of each exchange on which registered
            -------------------        -----------------------------------------

                   None                                None


               Securities registered under Section 12(g) of the Act:
                          COMMON STOCK, $.00001 PAR VALUE
                          --------------------------------
                                  (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for its most recent fiscal year was $6,483,450.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 23, 1998, was $843,427 based on the average of the bid and asked price of $0.385 as reported by the OTC electronic bulletin board on such date.

As of September 30, 1998, there were 2,554,056 shares of Common Stock, $.00001 Par Value issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

     There is no annual report, proxy statement, or prospectus to incorporate by reference.
     Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                     ---     ---

                                QUALITY PRODUCTS, INC.
                                     FORM 10-KSB

                                        PART I

ITEM 1.     BUSINESS

GENERAL


Quality Products, Inc. (the "Company") is a Delaware corporation, originally organized in 1988 under the name "Analytics Inc." The Company is a holding company and has only one subsidiary. The Company's sole operating subsidiary is QPI Multipress, Inc., an Ohio corporation ("Multipress"), a manufacturer of hydraulic presses and accessories. Multipress previously was a division of the Company and on October 1, 1996, the assets and liabilities relating to the Multipress division were transferred to QPI Multipress, Inc.

The Company previously had four other subsidiaries, all in varying businesses. In Fiscal 1995, these money losing subsidiaries were sold or liquidated and proceeds were used to repay the Company's secured lender and provide working capital to fund the elimination of the Company's remaining debts and its return to profitability.


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

The current Multipress-Registered Trademark- line, which consists of 27 different standard models, is adaptable to CIM (Computer Integrated Manufacturing), a combination of hydraulic presses with robotics. Multipress has provided turnkey operations to a number of Fortune 500 companies. Turnkey systems include a combination of any number of peripheral automation devices supplied by third party companies used in conjunction with a Multipress.

At least half the machines Multipress ships are special or modified in some way to suit customer requirements. In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving plate can be furnished up to 1000 ton capacity. Many special designs and configurations have been furnished in the 58 years Multipresses have been produced. These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, and several units located around a large dial table.

Multipress requires several different raw material components for its presses. Multipress is not dependent on any one supplier for any of its key parts and believes that its relationship with its suppliers is satisfactory.

Historically, the automotive, appliance, and electrical industries have provided approximately 75% of sales revenues. Additionally, Multipresses have been integrated with automated robot systems developed by unrelated companies and used in assembly line systems. Multipress competes in its market with about a half dozen other companies, none of which is dominant. Multipress competes primarily based on its ability to customize its presses, the excellent quality and longevity of its product and its excellent service.

Multipress markets its presses through an in house force consisting of three sales agents and through more than 25 exclusive outside machine tool distributors. Historically, Multipress' primary markets have been in the Midwestern United States, principally Ohio, Michigan, Indiana and Illinois.

Multipress does not market directly abroad; however, it has sold presses through sales representatives to customers outside of the United States.

No one customer accounted for more than 10% of sales in fiscal 1998.

Multipress' order backlog has no discernable pattern as customer purchasing is not seasonal. Multipress backlog at September 30, 1998 was approximately $1,500,000, which is higher than Multipress' historical average backlog of $800,000 to $1,000,000. The backlog is usually shipped within a few months from order and rarely later than six months from the date ordered.

The Company and Multipress employed a total of 35 employees as of September 30, 1998, none of whom belonged to any union.

The Company has a trademark on the tradename "Multipress".

The Company is not aware of any existing or probable governmental regulations which will have a material effect on the business.

The Company had no research and development expenses in fiscal years 1998 or 1997.

The Company incurred no material costs or effects due to compliance with environmental laws.




ITEM 2.  PROPERTY OF THE COMPANY

     Location                    Description
     --------                    -----------
560 Dublin Avenue                A lease for approximately 50,000
Columbus, Ohio 43215-2388        square feet of manufacturing and
                                 office space currently  expiring
                                 July, 2000, used by QPI Multipress
                                 Inc., and since August 1996 also used
                                 as the executive office of the Company.
                                 The rental rate is $8,050.00 per month.
                                 The property is in good condition.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a) The following table shows the high and low bid prices for the Company's Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - "QPDC"), for the period commencing October 1, 1996 to September 30, 1998. Such prices reflect inter-dealer prices, may not represent actual transactions and do not include retail markup, markdown or commissions.

         1998                             High             Low
         ----                             ----             ---
First Quarter - December 31, 1997        $ 1 3/4         $ 11/16
Second Quarter - March 31, 1998            1 3/8          1 1/32
Third Quarter - June 30, 1998              1 3/8           53/64
Fourth Quarter - September 30, 1998       1 1/32             1/2

         1997                             High             Low
         ----                             ----             ---

First Quarter - December 31, 1996        $  5/16         $ 3/16
Second Quarter - March 31, 1997             5/16           5/32
Third Quarter - June 30, 1997               5/32            1/8
Fourth Quarter - September 30, 1997       1 1/16           5/32

(b)  Approximate number of equity securities holders:


                                      Approximate Number of
                                      Record Holders (as of
     Title of Class                    September 30, 1998)
     --------------                   ---------------------
Common Stock, $.00001 Par Value                323


(c) Dividends:

The Company paid no dividends in the years ending September 30, 1997 or 1998. The Company does not anticipate paying dividends in the foreseeable future. The Company is restricted from paying dividends under the terms of a Credit Agreement dated November 25, 1997 with Eastlake Securities, Inc.


RECENT SALE OF UNREGISTERED SECURITIES

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. ("Eastlake"), a New York investment banking firm. The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share. The Note is due December 29, 2000 and is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake. The Series A Warrants may be exercised at any time until September 30, 1999, and the Series B Warrants may be exercised during the period October 1, 1999 to September 30, 2001.

The Note is to be repaid quarterly, starting December 31, 1997, by principal payments in the amount of $50,000 each December, March, June and September together with any accrued interest. The entire unpaid principal balance and accrued interest are due December 29, 2000. The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake Series A Warrants to purchase 30,000 shares of common stock and Series B Warrants to purchase 45,000 shares of common stock. The placement agent also has a three year right of first refusal on future financing of the Company.

The Company sold these securities without registering them with either federal or state authorities in reliance on Rules 505 and 506 of Regulation D under the Securities Act of 1933 and related state law exemptions from registration.

In the year ended September 30, 1998, the Company issued 44 common shares to acquire and cancel 22 Class B Preferred shares. Such issuance was deemed by management to be exempt from registration in reliance upon Section 4 (2) of the Securities Act of 1993.

In the year ended September 30, 1997, the Company issued 25,000 shares of common stock to a former employee as severance. Such issuance was deemed by management to be exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933.

In August 1997, two affiliates of the Company, a former company officer and a current member of the board of directors, acquired a $500,000 note from a third party and converted $100,000 principal into 133,332 shares. The issuance of the note and shares of common stock upon its partial conversion were not registered under the Securities Act of 1933 in reliance upon Section 4(2).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales for the year ended September 30, 1998 were $6,483,450 as compared to $6,340,142 for the year ended September 30, 1997, an increase of $143,308 or 2%. Sales remained steady after a tremendous increase in fiscal year 1997, confirming that the changes made in the areas of marketing and advertising in fiscal 1997 were effective.

Cost of sales were $4,447,498 or 69% of sales for the year ended September 30, 1998 as compared to $3,968,208 or 63% of sales for the year ended September 30, 1997. Resulting gross profit for the periods were $2,035,952 or 31% of sales for the period ended September 30, 1998 and $2,371,934 or 37% of sales for the corresponding period a year earlier. The decrease in gross profit was due to a changing product mix, as customers are requiring more specialized machinery which, up to this point have been more labor intensive from designing and manufacturing perspectives. However, as experience increases, the Company expects margins to improve. Additionally, material costs increased with no corresponding price increase on the Company's products due to competition. However, in October 1998 the Company will increase prices which, along with a recent cost reduction analysis of certain products, should improve profit margins.

Selling, general and administrative expenses ("SG&A") were $1,676,082 or 26% of sales for the year ended September 30, 1998 as compared to $1,347,482 or 21% of sales for the period ended September 30, 1997.
The increase is due to several one time payments during the year totaling $151,000, composed of $65,000 paid to the Company's President and former Chief Financial Officer as part of an agreement to reprice their 350,000 stock options from $0.10 to $1.00, a subsequent buyout of the former CFO's stock options totaling $26,250 and accelerated payments on his employment contract of $60,000. Also contributing to the increase were commissions of approximately $90,000 paid to outside manufacturers' representatives compared to the same period last year as more sales were made by outside commissioned reps than by salaried salespersons. Additionally, continuing legal fees of $137,000, computer consulting fees of $20,000, increased wages and benefits for additional staff of approximately $115,000 and annual meeting expenses of approximately $40,000 raised the selling, general and administrative expenses.

Interest expense for the year ended September 30, 1998 was $111,390 as compared to $155,221 for the year ended September 30, 1997. The decrease is due primarily to the reduction of the interest rate on the Company's debt. In November 1997, the Company sold $1,500,000 of 6% debt plus warrants in a private placement through Eastlake Securities, Inc. The proceeds of such placement were used to pay in full the Company's bank debt and all other interest bearing debt except the remaining $400,000 of the Company's 6% note due in 2001.

The Company currently has $1,500,000 of 6% debt represented by $1,300,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt which also bears interest at 6%. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998. In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The loan is for a maximum of $150,000 at 8.04% interest and will be repaid over 39 months. Currently, there is $88,285 outstanding on this loan and it is expected to increase to the $150,000 loan maximum.

Liquidity and Capital Resources

As of September 30, 1998, the Company had a working capital surplus of $895,155 as compared to a working capital deficiency of $459,977 at September 30, 1997. The change from a working capital deficit to a working capital surplus is due to the profitable operations of the Company and more importantly, the refinancing of the Company's outstanding bank indebtedness. At September 30, 1997, the Company's bank indebtedness had been due on demand and accordingly shown in current liabilities, thereby increasing the Company's working capital deficiency. On November 25, 1997, the Company completed a $1,530,000 financing consisting primarily of a $1,500,000 three year loan. This loan, except for the current portion of $200,000, is disclosed in long-term liabilities and accordingly results in a better working capital balance.

This surplus should continue to increase as the Company anticipates profitable operations through the foreseeable future. The Company's major source of liquidity continues to be from available cash on hand which is generated from profitable cash flow from operations.

Year 2000 Compliance

The Company utilizes a number of computer programs in its operations. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has selected and approved an accounting and inventory computer system which will lead to a one time material expenditure not to exceed $175,000. Financing for the system is provided under a three year term loan from a local bank. The software is certified year 2000 compliant and is expected to be installed, implemented, and active by December 31, 1998. The Company believes that this purchase will materially reduce the exposure of the Company to future year 2000 compliance expenses. In the event the Company is unable to fully implement the software before January 1, 2000 the Company's accounting and information systems will fail resulting in a material financial risk to the Company.

FINANCING

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. ("Eastlake"), a New York investment banking firm. The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share. The Note is due December 29, 2000 and is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake. The Series A Warrants may be exercised at any time until September 30, 1999, and the Series B Warrants may be exercised during the period October 1, 1999 to September 30, 2001.

The Note is to be repaid quarterly, starting December 31, 1997, by principal payments in the amount $50,000 each December, March, June and September together with any accrued interest. The entire unpaid principal balance and accrued interest are due December 29, 2000. The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake Series A Warrants to purchase 30,000 shares of common stock and Series B Warrants to purchase 45,000 shares of common stock. The placement agent also has a three year right of first refusal on future financings of the Company.

In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to provide financing for new computer equipment. The loan allows Multipress to draw up to $150,000 at 8.04% interest, over a three-month period during which interest must be paid monthly on the outstanding principal. At the end of three months, Multipress must begin paying both principal and interest on a monthly basis for thirty-six months. Multipress will incur a penalty for any prepayment of principal under the terms of the loan.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 1998 and September 30, 1997, there were no disagreements with the Company's accountants on accounting and financial disclosure practices.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 1998 are listed below:

     Name              Age      Position                  Director Since
     ----              ---      --------                  --------------
Bruce Weaver            38      President and Director    February 1996

Ed Varon                53      Director                  May 1998

Murray Koppelman        67      Director                  May 1998

William Harrison, Jr.   65      Director                  May 1998

Tac Kensler             31      Chief Financial Officer      ---

Mr. Weaver became a consultant to the Company in November 1995, and in February 1996, he became president and a director. For more than the past five years, Mr. Weaver has been self-employed as an accountant in Canada and a consultant to financially troubled companies in the United States and Canada.

Mr. Varon has been self employed as an investor since September 1996. For more than five years prior to September 1996, he was a founding partner of E.D. Michaels, Inc., a women's apparel manufacturer and distributor. In November 1997, he invested $50,000 in the Company's $1,500,000 note.

Mr. Koppelman is presently President and owner of Eastlake Securities, Inc. in New York. Eastlake Securities arranged the Company's recent refinancing of its bank debt and acts as collateral agent for the participants in that financing. For more than the past 5 years, Mr. Koppelman has been President and owner of Eastlake Securities, Inc. In November 1997, he invested $300,000 in the Company's $1,500,000 note.

Mr. Harrison is Vice President of Operations of QPI Multipress, Inc., the Company's sole operating subsidiary and has been for the past five years.

Mr. Kensler was promoted to Chief Financial Officer of the Company in May 1998. Prior to that position, he was the Controller for QPI Multipress, Inc., the Company's sole operating subsidiary since December 1994. Prior to joining the Company in January 1994, he was employed in the accounting department of the Worthington Steel Company, a steel processing manufacturer.

Significant Employees        Age      Position
---------------------        ---      --------
Theodore P. Schwartz         60       President of QPI Multipress, Inc.

Mr. Schwartz became President of QPI Multipress, Inc. on December 15, 1997 pursuant to a five-year contract. Mr. Schwartz has been involved in the hydraulic press business for the past 37 years. Mr. Schwartz was an officer of Multipress, Inc. until 1990. For more than the past five years, Mr. Schwartz was an officer and director of PH Group, Inc., a manufacturer and marketer of hydraulic presses.

ITEM 10.   EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 1996, 1997 and 1998.


                                                    Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------------
 Name and                      Year      Salary         Bonus         Restricted     Securities     All Other       Other
 Principal Position                                                   Stock          Underlying    Compensation   Annual
                                                                      Award(s)       Options/       ($)             Compensation
                                                                      ($)            SARs (#)
----------------------------------------------------------------------------------------------------------------------------------
 Bruce Weaver -                1998     $ 84,000           -             -            50,000        $37,500(5)          -
 President (since              1997     $ 72,000        $75,935(1)       -           100,000                         14,038(2)
 February 1996)                1996     $ 50,250         $4,000       $6,979(3)      175,000                            -
----------------------------------------------------------------------------------------------------------------------------------
 Jonathon Reuben -             1998     $ 30,000           -             -            50,000        $47,424(5)       86,250(6)
 Secretary/Treasurer           1997     $ 30,000        $27,576(1)       -              -                               -
 Chief Financial Officer       1996     $ 21,923         $1,000       $6,979(3)      175,000                            -
   Until May 1998
----------------------------------------------------------------------------------------------------------------------------------
 William Harrison, Jr. -       1998     $123,564(7)     $24,500                         -                               -
 Vice President of             1997     $103,176(7)     $39,967                       35,000                            -
 Multipress                    1996     $ 80,696(7)     $20,000                                                         -
----------------------------------------------------------------------------------------------------------------------------------
 Thomas P. Raabe -             1998         -              -
 Chairman and CEO from         1997         -              -                                         53,680(4)      $50,000(4)
 March 1995 until              1996     $65,571(4)         -          $6,979(3)      175,000
 February 1996
----------------------------------------------------------------------------------------------------------------------------------
 Theodore Schwartz             1998     $95,228(7)      $10,500
 President of Multipress       1997        -               -
                               1996        -               -
----------------------------------------------------------------------------------------------------------------------------------
 Tac Kensler                   1998     $45,596          $9,500
 Chief Financial Officer       1997     $38,625         $14,145                       15,000
    Since May 1998             1996     $32,080          $1,500
----------------------------------------------------------------------------------------------------------------------------------



     (1) In fiscal 1997, the directors were paid these amounts as cash bonuses pursuant to a Multipress employee bonus plan and discretionary director bonuses.

     (2) Represents base salary compensation foregone by Mr. Weaver in fiscal 1996.

     (3) Represents stock bonuses of 139,583 shares of common stock to each of Mr. Weaver, Mr. Reuben and Mr. Raabe in February 1996.

     (4) Mr. Raabe, who lives in Colorado, was provided with use of a Company-leased apartment in Tampa, Florida costing $7,800 in fiscal 1995 and $6,000 in fiscal 1996 and the use of a Company-leased vehicle in Tampa until his termination as an officer in February 1996. The cost of these items is not included in the above table. In October 1996, Mr. Raabe became a consultant to the Company for a three year term. However, in August 1997, the Company satisfied all of its obligations to Mr. Raabe by paying Mr. Raabe a lump sum of $50,000 in consideration for Mr. Raabe's release of all of the Company's future consulting fee obligations and

Mr. Raabe's surrender for cancellation of options to purchase 175,000 shares of common stock for $.10 per share. Also includes $3,680 of insurance premium reimbursement paid to Mr. Raabe in fiscal 1997.

(5) Represents cash paid to Mr. Weaver and Mr. Reuben in fiscal 1997 as part of an agreement to reprice their 350,000 stock options from $0.10 to $1.00.

(6) Represents cash paid to Mr. Reuben in the amount of $26,250 for the buyback of his 225,000 stock options and $60,000 for the accelerated payout of his employment contract.

(7) Mr. Schwartz and Mr. Harrison were each provided with the use of a Company-leased vehicle and premium reimbursement for life insurance. The cost of these items is not included in the above table.


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

Mr. Reuben had a three-year employment contract with the Company to serve as Chief Financial Officer for the period October 1, 1997 through September 30, 2000 at a rate of $30,000 annually. Due to the demands of Mr. Reuben's full time accounting practice in Los Angeles, Mr. Reuben did not stand for reelection as a Director or Officer. As a severance, the Company repurchased his stock options for $26,250 and paid the remainder of his contract by September 30, 1998.

Theodore P. Schwartz has an employment contract with Multipress to serve as its President for the period December 15, 1997 through December 31, 2002. Mr. Schwartz receives a base salary of $120,000 plus benefits and an annual bonus based upon Multipress' gross margins to the extent they exceed $2,000,000 in any fiscal year.

The following table shows the stock options granted to each executive officer during the fiscal year ended September 30, 1998.

--------------------------------------------------------------------------------------------------------
                                       % of Total Options/ Granted to     Exercise or
 Name              # Options Granted      Employees in Fiscal Year      Base Price ($/sh)   Expiration
--------------------------------------------------------------------------------------------------------
 Bruce Weaver           50,000                    50.0%                      $2.00             2000
--------------------------------------------------------------------------------------------------------
 Jonathan Reuben       50,000(1)                  50.0%                      $2.00             2000
--------------------------------------------------------------------------------------------------------


(1) These options were repurchased by the Company in April 1998.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 1998 regarding the ownership of each class of the Company's equity securities, beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group and beneficial owners of more than 5% of any class of securities.

------------------------------------------------------------------------------------------
                                                       AMOUNT AND
                                                  NATURE OF BENEFICIAL
 TITLE OF CLASS  NAME AND ADDRESS                       OWNERSHIP       PERCENT OF CLASS
------------------------------------------------------------------------------------------
 Common          Bruce Weaver (2)                      170,783(1)              6.7%
------------------------------------------------------------------------------------------
 Common          Richard W. Cohen                      333,332(3)             11.8%
                 Lowey Dannenberg
                 One N. Lexington
                 White Plains, NY 10601
------------------------------------------------------------------------------------------
 Common          Murray Koppelman                      483,332(3)             17.0%
                 575 Lexington Avenue
                 New York, N.Y. 10022
------------------------------------------------------------------------------------------
 Common          Theodore P. Schwartz(2)                5,000(4)                *
------------------------------------------------------------------------------------------
 Common          William Harrison, Jr.(2)               35,387(5)             1.3%
------------------------------------------------------------------------------------------
 Common          Tac Kensler(2)                         15,500(5)               *
------------------------------------------------------------------------------------------
 Common          Ed Varon                               10,000(6)               *
                 575 Lexington Avenue
                 New York, N.Y. 10022
------------------------------------------------------------------------------------------
 Common          Directors and Officers                 715,002              27.9%
                 as a  group (5 people )
------------------------------------------------------------------------------------------


* Less than 1%


(1) Does not include options to purchase 325,000 shares of common stock, because such options are not exercisable until 1999 and 2000.

(2) The business address for each of such persons is c/o QPI Multipress, Inc., 560 Dublin Avenue, Columbus, Ohio 43215-2388.

(3) For each of Mr. Cohen and Mr. Koppelman, such number of shares represents 66,666 owned by each and 266,666 shares issuable to each upon conversion of their respective 2001 Notes, each in the principal amount of $200,000 with a conversion price of $.75 per share. Additionally, Mr. Koppelman has warrants to purchase 30,000 shares at $1.00 per share which are included in this table and 45,000 shares at $2.00 per share which are not included in this table because they are not exercisable until 1999.

(4) Includes 4,375 shares of common stock which Mr. Schwartz owns as a joint tenant with an unrelated person and as to which he disclaims a pecuniary ownership interest in 50% of such shares. Does not include options to purchase 50,000 shares of common stock, because such options are not exercisable until 1999.

(5) Includes options to purchase 35,000 shares by Mr. Harrison and options to purchase 15,000 shares for Mr. Kensler at $1.00 per share.

(6) Mr. Varon has warrants to purchase 10,000 shares at $1.00 per share which are included in this table and 15,000 shares at $2.00 per share which are not included in this table because they are not exercisable until 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1996, the Company terminated the employment of Thomas Raabe, the former Chairman and CEO, but he remained a director. Mr. Raabe resigned as a director in October 1996 and rendered consulting services to the Company on a limited as-requested basis through August 1997. During such period, Mr. Raabe received compensation of $50,000 plus reimbursement of $3,680 for health insurance benefits. In August 1997, the Company paid Mr. Raabe $50,000 in consideration for the termination of the Company's obligations under his consultancy and the termination of options to purchase up to 175,000 shares of common stock at $.10 per share exercisable April 15, 1999 - December 31, 1999.

In April 1998, Mr. Reuben agreed not to remain as an officer or director of the Company. As a severance package, the Company agreed to pay Mr. Reuben $26,250 in exchange for cancelling 225,000 options to purchase the Company's common shares. In addition, the Company agreed to pay the remainder of Mr. Reuben's three-year contract by September 30, 1998.

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

In August 1996, the Company issued a note payable in the amount of $500,000 (the "note") in connection with the settlement of certain litigation. The Note is convertible, upon demand, into 500,000 to 666,666 shares of common stock of the Company at a price of $0.75 to $1.00 per share. The Company is required to make quarterly interest only payments at 6% per annum. The agreement contains certain acceleration clauses. The principal amount of the note and unpaid interest are payable in full in August 2001.

In August, 1997, Richard Cohen purchased $250,000 of the Company's $500,000 Note and Murray Koppelman purchased the remaining $250,000. Mr. Cohen and Mr. Koppelman immediately exercised the conversion option in the note to convert $50,000 each into 66,666 shares each of the Company's common stock. The remaining notes totaling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding.

At the time of purchase of the Note, the Company was not in financial position to participate in the purchase and the Company was aware of the purchase. Mr. Cohen has waived all interest after March 1, 1998, on his share of the Note.

Mr. Cohen was a partner in a law firm that provided legal services to the Company and received payments of $98,242 and $116,429 for the years ended September 30, 1998 and 1997, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Cohen and Mr. Koppelman each failed on one occasion to timely file reports relating to one transaction required by Section 16(a) ("Section 16(a)") of the Securities Exchange Acts of 1934, as amended.

Statements in this Form 10-KSB that are not historical facts, including statements about the Company's prospects, about the future impact of litigation, and the possible conversion of notes to stock, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the statements made, including the impact of the litigation against the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       3.1     -    Restated Certificate of Incorporation of the Company
                    incorporated by reference from 10-KSB for the period ending
                    September 30, 1997.

       3.2     -    Amended and Restated By-Laws of the Company incorporated by reference from 10-KSB for the period ending September 30, 1997.

       4.2     -    Promissory Note dated August 29, 1997 issued to Murray
                    Koppelman incorporated by reference from 10-KSB for the period ending September 30, 1997.

       4.3     -    Promissory Note dated August 29, 1997 issued to Richard W.
                    Cohen incorporated by reference from 10-KSB for the period ending September 30, 1997.

       4.4     -    Promissory Note dated November 25, 1997 issued to Eastlake
                    Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

       4.5     -    Form of Series A Warrant incorporated by reference from
                    10-KSB for the period ending September 30, 1997.

       4.6     -    Form of Series B Warrant incorporated by reference from
                    10-KSB for the period ending September 30, 1997.

       10.3    -    Employment Agreement between the Company and Bruce Weaver
                    incorporated by reference from 10-KSB for the period ending
                    September 30, 1997.

       10.4    -    Employment Agreement between the Company and Jonathon Reuben effective October 1, 1997 incorporated by reference from 10-KSB for the period ending September 30, 1997.

       10.5    -    Employment Agreement between Multipress and Theodore P.
                    Schwartz effective December 15, 1997 incorporated by reference from 10-KSB for the period ending September 30, 1997.

       10.6    -    1997 Stock Option Plan incorporated by reference from 10-KSB for the period ending September 30, 1997.

       10.7    -    Credit Agreement dated November 25, 1997 among the Company,
                    Multipress and Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

       10.8    -    Security Agreement dated November 25, 1997 among the
                    Company, Multipress and Eastlake Securities, Inc.
                    incorporated by reference from 10-KSB for the period ending
                    September 30, 1997.

       10.9    -    National City Bank Loan Agreement

       10.10   -    Building Lease Agreement

       27.1    -    Financial Data Schedule


     (b) Reports on Form 8-K

        Not applicable

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

     Quality Products, Inc.

     By: /s/Bruce Weaver                               Date: December 28, 1998
         ---------------------------------------------
         Bruce Weaver, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      /s/Bruce Weaver                                  Date:  December 28, 1998
      ------------------------------------------------
      Bruce Weaver
      Director and Principal Executive Officer


      /s/Tac D. Kensler                                Date:  December 28, 1998
      ------------------------------------------------
      Tac D. Kensler
      Chief Financial Officer

                    QUALITY PRODUCTS, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF SEPTEMBER 30, 1998 AND
                    FOR THE YEARS ENDED
                    SEPTEMBER 30, 1998 AND 1997
                    AND INDEPENDENT AUDITORS' REPORT

                                QUALITY PRODUCTS, INC.

                                  TABLE OF CONTENTS


                                                                           Page
                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                  1


CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet,
  September 30, 1998                                                         2-3

Consolidated Statements of Income
  for the Years Ended September 30, 1998 and 1997                            4

Consolidated Statements of Stockholders' Deficit
  for the Years Ended September 30, 1998 and 1997                            5

Consolidated Statements of Cash Flows
  for the Years Ended September 30, 1998 and 1997                           6-7

Notes to Consolidated Financial Statements                                 8-17

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the "Company") as of September 30, 1998 and the related consolidated statements of income, stockholders' deficit and cash flows for the years ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/Farber and Hass LLP
----------------------

November 20, 1998

QUALITY PRODUCTS, INC.


CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $    669,525
Restricted cash                                                         15,662
Trade accounts receivable, less allowance
  for doubtful accounts of $11,867                                     626,631
Inventories                                                            726,040
Other current assets                                                   133,420
                                                                  ------------
Total current assets                                                 2,171,278
                                                                  ------------

PROPERTY AND EQUIPMENT                                                 973,773
Less accumulated depreciation                                         (822,775)
                                                                  ------------
Property and equipment, net                                            150,998
                                                                  ------------

OTHER ASSETS                                                             7,280
                                                                  ------------

TOTAL ASSETS                                                      $  2,329,556
                                                                  ------------
                                                                  ------------

                                                                    (Continued

QUALITY PRODUCTS, INC.

SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                  $    443,150
Accrued expenses                                                       231,373
Customer deposits                                                      359,507
Notes payable                                                          140,093
Notes payable, related parties                                         100,000
Income taxes payable                                                     2,000
                                                                  ------------
Total current liabilities                                            1,276,123
                                                                  ------------

NON-CURRENT LIABILITIES
Notes payable, non-current                                             798,193
Notes payable, related parties, non-current                            750,000
                                                                  ------------
Total non-current liabilities                                        1,548,193
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
  value $.00001; 10,000,000 shares authorized;
  no shares issued and outstanding
Common stock, $.00001 par value; 20,000,000
  shares authorized; 2,554,056 shares
  issued and outstanding;  1,733,333 shares
  reserved                                                                  25
Additional paid-in capital                                          30,053,284
Accumulated deficit                                                (25,522,097)
Less:  Treasury stock, 176,775 shares at cost                       (5,025,972)
                                                                  ------------
Total stockholders' deficit                                           (494,760)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  2,329,556
                                                                  ------------
                                                                  ------------


See notes to consolidated financial statements.



--------------------------------------------------------------------------------

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                        1998            1997
                                                        ----            ----
NET SALES                                           $6,483,450      $6,340,142

COST OF GOODS SOLD                                   4,447,498       3,968,208
                                                    ----------      ----------

GROSS PROFIT                                         2,035,952       2,371,934

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,676,082       1,347,482
                                                    ----------      ----------

INCOME FROM OPERATIONS                                 359,870       1,024,452
                                                    ----------      ----------

OTHER INCOME (EXPENSE):
Gain on sale of assets held for sale                                    92,934
Interest expense                                      (111,390)       (155,221)
Interest income                                         28,175           1,420
Gain on settlement of litigation                                       116,044
Miscellaneous other income (expense)                    39,079         (36,066)
                                                    ----------      ----------
Total other income (expense)                           (44,136)         19,111
                                                    ----------      ----------

INCOME BEFORE INCOME TAXES                             315,734       1,043,563

INCOME TAXES                                            25,887          33,887
                                                    ----------      ----------

NET INCOME                                          $  289,847      $1,009,676
                                                    ----------      ----------
                                                    ----------      ----------

EARNINGS PER SHARE:
Basic                                               $      .11     $       .41
                                                    ----------      ----------
                                                    ----------      ----------
Diluted                                             $      .10     $       .38
                                                    ----------      ----------
                                                    ----------      ----------

See notes to consolidated financial statements.


--------------------------------------------------------------------------------

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                   SERIES B
                                   PREFERRED          COMMON STOCK      ADDITIONAL                                        TOTAL
                               ------------------  ------------------     PAID-IN       ACCUMULATED     TREASURY      STOCKHOLDERS'
                                SHARES    AMOUNT    SHARES    AMOUNT      CAPITAL         DEFICIT         STOCK          DEFICIT
                                ------    ------    ------    ------      -------         -------         -----          -------
BALANCES,
  SEPTEMBER 30, 1996              25     $ -0-     2,395,680     $24   $29,918,597    $(26,821,620)   $(5,025,972)     $(1,928,971)

STOCK ISSUANCE:
Preferred stock adjustment        (3)
Employee severance
  agreement                                           25,000                 4,688                                           4,688
Convertible note conversion                          133,332       1        99,999                                         100,000

NET INCOME                                                                               1,009,676                       1,009,676
                                 ---      ----     ---------     ---   -----------    ------------    -----------      -----------
BALANCES,
  SEPTEMBER 30, 1997              22       -0-     2,554,012      25    30,023,284     (25,811,944)    (5,025,972)        (814,607)

STOCK ISSUANCE:
Convertible debentures
  issuance                                                                  30,000                                          30,000
Preferred shares conversion      (22)                     44

NET INCOME                                                                                 289,847                         289,847
                                 ---      ----     ---------     ---   -----------    ------------    -----------      -----------
BALANCES,
  SEPTEMBER 30, 1998             -0-      $-0-     2,554,056     $25   $30,053,284    $(25,522,097)   $(5,025,972)     $  (494,760)
                                 ---      ----     ---------     ---   -----------    ------------    -----------      -----------
                                 ---      ----     ---------     ---   -----------    ------------    -----------      -----------

See notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                        1998            1997
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   289,847      $1,009,676
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation                                          13,898          15,449
  Stock compensation                                                     4,688
  Changes in operating assets and
    liabilities:
    Restricted cash                                     26,574          99,657
    Accounts receivable                                 75,964         (50,365)
    Inventories                                         82,277        (214,810)
    Other assets                                      (113,153)        (12,930)
    Accounts payable and accrued expenses             (158,337)       (490,292)
    Customer deposits                                   97,466         262,041
    Income taxes                                       (26,000)         28,000
                                                   -----------      ----------
Net cash provided by operating
  activities                                           288,536         651,114
                                                   -----------      ----------
CASH FLOWS USED IN INVESTING ACTIVITIES -
  Capital expenditures                                 (40,635)        (24,551)
                                                   -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit                                 (1,180,000)       (288,033)
Debenture issuance                                   1,530,000         135,000
Payments on short-term debt                           (335,000)        (75,000)
                                                   -----------      ----------
Net cash provided by (used in)
  financing activities                                  15,000        (228,033)
                                                   -----------      ----------

NET INCREASE IN CASH  AND CASH EQUIVALENTS             262,901         398,530

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                    406,624           8,094
                                                   -----------      ----------

CASH AND EQUIVALENTS, END OF YEAR                  $   669,525     $   406,624
                                                   -----------      ----------
                                                   -----------      ----------

                                                                     (Continued)

QUALITY PRODUCTS, INC.

FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                        1998            1997
                                                        ----            ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                              $  113,297     $   155,221
Cash paid for taxes                                 $   77,084     $     5,887

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In the year ended September 30, 1997, the Company issued 133,332 shares of common stock to related parties in connection with the conversion of a $100,000 note payable.

In the year ended September 30, 1997, the Company issued 25,000 shares of common stock to a former employee in connection with a severance agreement.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:

In the year ended September 30, 1998, the Company acquired computer hardware and software in exchange for a note payable in the amount of $88,286.


See notes to consolidated financial statements.


--------------------------------------------------------------------------------

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS DESCRIPTION - Quality Products, Inc. (the "Company") is a holding company. The Company's only operating subsidiary is QPI Multipress Inc., a manufacturer of industrial hydraulic presses. The Company also owns a non-operating subsidiary, American Liberty Mining Corporation, which holds certain zinc mining claims.

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

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include certain investments with original maturities of three months or less.

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its temporary cash investments in reputable financial institutions. At September 30, 1998, the Company had $635,315 on deposit with one financial institution.

     The Company routinely assesses the financial strength of its customers.
     The Company normally requires prepayments to support large customer orders. At September 30, 1998, two customers accounted for 20% and 16%, respectively, of total receivables.

     OPERATING SEGMENT INFORMATION - The Company predominantly operates in one industry segment, industrial hydraulic presses. Substantially all of the Company's assets and employees are located at the Company's headquarters in Columbus, Ohio.

     ACCOUNTING FOR STOCK BASED COMPENSATION

     Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0% for 1998 and 1997; volatility factors of the expected market price of the Company's common stock of 50% for 1998 and 1997; and expected life of the options of two years. These assumptions resulted in weighted average fair values of $0.01 per share for stock options granted in 1998 and 1997.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands except share data) for the years ended September 30:

                                                        1998     1997
                                                        ----     ----
     Pro forma net income                              $ 289    $1,005

     Pro forma earnings per share:
     Basic                                             $0.11    $ 0.41
     Diluted                                           $0.10    $ 0.38

     Information regarding stock options outstanding as of September 30, 1998 is as follows:

                                            Options Outstanding
                            ----------------------------------------------------
                                                 Weighted       Weighted Average
                                                 Average            Remaining
        Price Range            Shares         Exercise Price    Contractual Life
     ---------------------------------------------------------------------------
       $1.00 - $2.00           375,000            $1.13             2.0 years


                                    Options Exercisable
                             ----------------------------------
                                                Weighted
                                                 Average
        Price Range            Shares         Exercise Price
     -------------------------------------------------------
       $1.00 - $2.00             -0-               N/A

INVENTORIES - Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum future lease payments at the inception of the lease. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximates fair value.

2.   RESTRICTED CASH

     A Certificate of Deposit in the amount of $15,662 provides collateral for a letter of credit issued to an insurance carrier to secure the Company's potential obligations under its Workman's Compensation Plan. In November 1998, the letter of credit and Certificate of Deposit matured. The funds became available for general corporate purposes.

3.   INVENTORIES

     Inventories at September 30, 1998 consist of:

     Raw materials and supplies                              $ 502,338
     Work-in-process                                           183,350
     Finished goods                                             40,352
                                                             ---------

     Total                                                   $ 726,040
                                                             ---------
                                                             ---------

4.   PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1998 consist of:

     Leasehold improvements                                  $  18,259
     Machinery and equipment                                   600,540
     Furniture and fixtures                                    256,841
     Software                                                   98,133
                                                             ---------
     Total property and equipment                              973,773
     Less accumulated depreciation                            (822,775)
                                                             ---------

     Property and equipment, net                             $ 150,998
                                                             ---------
                                                             ---------


     The estimated useful lives used to depreciate property and equipment are as follows:

     Leasehold improvements                                 Lease term
     Machinery and equipment                                   5 years
     Furniture and fixtures                                    5 years
     Software                                                  5 years

5.   LEASES

     At September 30, 1998, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next two years. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for all operating leases was $124,553 in 1998 and $108,318 in 1997.

     Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 1998, are:

     YEAR ENDING SEPTEMBER 30:

     1999                                                     $122,036
     2000                                                       79,069
     2001                                                        4,643
                                                              --------

     TOTAL                                                    $205,748
                                                              --------
                                                              --------

6.   NOTES PAYABLE

     In August 1996, the Company entered into a note payable in the amount of $500,000 with a former shareholder in connection with the settlement of certain litigation. The note was convertible, upon demand, into 500,000 to 666,666 shares of common stock of the Company at a price of $0.75 to $1.00 per share. The Company was required to make quarterly interest only payments at 6% per annum. The agreement contains certain acceleration clauses. The principal amount of the note and unpaid interest are payable in full in August 2001.

     In August 1997, the note was purchased by two individuals (including a current member of the Board of Directors of the Company and a former Company officer) who immediately converted $100,000 ($50,000 each) into 133,332 common shares (66,666 each). The remaining notes totaling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding at September 30, 1998.

     In April 1998, one of the note holders entered into an agreement with the Company to forebear and forgive all remaining interest payments for the remaining life of the note.

     In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. $1,300,000 remains outstanding at September 30, 1998. Each unit represents: a) a $50,000 interest in a 6%, $1,500,000 note payable, b) a warrant to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 1999, and c) a warrant to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001. The Company incurred expenses of approximately $150,000 in connection with this offering. The Company utilized the proceeds of the offering to repay the bank line of credit, a $135,000 note payable and expenses associated with the offering.

     In August 1998, the Company entered into an agreement with a local bank to borrow up to $150,000 to replace the Company's computer information systems. $88,286 was outstanding under this agreement at September 30, 1998.

     Maturities of notes payable for the 5 years succeeding September 30, 1998 are:

     1999                                                   $  240,093
     2000                                                      247,239
     2001                                                    1,300,954
                                                            ----------

     Total                                                  $1,788,286
                                                            ----------
                                                            ----------

7.   INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 1998 and 1997 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

     The valuation allowance decreased approximately $(284,000) and $(987,000) in the years ended September 30, 1998 and 1997, respectively, representing primarily net taxable income in those years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 1998, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $28,746,000 and $29,512,000, respectively, which is available to offset future taxable income, if any, through 2010.

     The tax provisions for the years ended September 30, 1998 and 1997 are composed of Federal alternative minimum tax and city income taxes.

8.   STOCK OPTIONS

     NON-QUALIFIED STOCK OPTION PLAN

     In March 1993, the Shareholders approved a non-qualified stock option plan under which options were granted to employees at not less than the fair market value on the date of grant. Options granted under the plan are generally exercisable at any time within three years of the date of grant. Options are granted at the discretion of the Board of Directors.

                                                              Option Price
                                                 Shares         per Share
                                                 ------         ---------
     Outstanding at
       September 30, 1996                       525,000            $0.10

     Cancelled                                 (175,000)           $0.10

     Granted during the year                      -0-
                                               ---------

     Outstanding at
       September 30, 1997                       350,000            $0.10

     Cancelled                                 (225,000)       $0.10 - $2.00

     Granted during the year                    100,000            $2.00
                                               ---------

     Outstanding at
       September 30, 1998                       225,000        $1.00 - $2.00
                                               ---------
                                               ---------

     In October 1997, the Company entered into an agreement with two officers of the Company to reprice options for 350,000 shares of common stock to $1.00 per share in exchange for the payment of $75,000 to each of the option holders and the grant of an additional option to purchase 50,000 shares of common stock at $2.00 per share.

INCENTIVE STOCK OPTION PLAN

     In May 1998, the Board of Directors approved an incentive stock option plan under which options were granted to employees at not less than the fair market value on the date of grant. Options granted under the plan are generally exercisable two to three years after the date of grant and expire in September 2000. Options are granted at the discretion of the Board of Directors.

                                                              Option Price
                                                 Shares         per Share
                                                 ------         ---------
     Outstanding at
       September 30, 1996                         -0-

     Cancelled                                    -0-

     Granted during the year                    150,000           $1.00
                                               ---------

     Outstanding at
       September 30, 1997                       150,000           $1.00

     Cancelled                                    -0-

     Granted during the year                      -0-             $1.00
                                               ---------

     Outstanding at
       September 30, 1998                       150,000           $1.00
                                               ---------
                                               ---------

9.   EARNINGS PER SHARE

     In December 1997, the Company adopted Financial Accounting Statement No. 128 issued by the Financial Accounting Standards Board. Under Statement 128, the Company is required to change the method previously used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded.

     The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                  12 Months Ended September 30
                                                  ----------------------------
                                                      1998             1997
                                                      ----             ----
     BASIC:
     Net Income Available To Common
       Shareholders                               $  289,847       $1,009,676

     Weighted Average Shares Outstanding           2,554,034        2,438,735

     Basic Earnings Per Share (FAS 128)           $     0.11       $     0.41
     Primary Earnings Per Share, As
       Previously Reported (APB 15)                   N.A.         $     0.38


     DILUTED:
     Net Income Available to Common
       Shareholders                               $  289,847       $1,009,676

     Weighted Average Shares Outstanding           2,554,034        2,438,735
     Net Effect of Dilutive Stock
       Options and Warrants Based on
       the Treasury Stock Method
       Using Average Market Price                    229,242          236,437

     Total Shares                                  2,783,276        2,675,172

     Diluted Earnings Per Share (FAS 128)         $     0.10       $     0.38
     Fully Diluted Earnings Per Share, As
       Previously Reported (APB 15)                   N.A          $     0.38
     Average Market Price of Common Stock          $    1.10       $     0.31
     Ending Market Price of Common Stock           $    0.75       $     0.78

     The following securities were excluded from the calculation of diluted earnings per share at September 30, 1998 because they are considered anti-dilutive under FAS 128:

     1. Options granted to a Company officer and director to purchase 50,000 shares of the Company's common stock at $2.00 per share.

     2. Warrants issued pursuant to the Company's debentures to purchase 495,000 shares of common stock @ $2.00 per share.

10.  TREASURY STOCK

     During 1994, the Board of Directors authorized the acquisition of up to 250,000 shares of the Company's common stock. Through September 30, 1994, a total of 176,775 shares of common stock were acquired. No shares have been reacquired since September 1994.

11.  EMPLOYEE RETIREMENT PLAN

     The Company maintains a 401(K) Plan for the benefit of all full-time employees. Employees may make voluntary contributions to the Plan. Plan expenses incurred by the Company totalled approximately $6,600 during 1998 and $7,100 during 1997. The Company elected to make a voluntary employer match of $6,900 in 1998.

12.  RELATED PARTY TRANSACTIONS

     In the year ended September 30, 1997, a shareholder and a member of the Board of Directors each purchased $250,000 of the $500,000 note payable (see Note 7). Each note holder immediately exercised a conversion option in the note to convert $50,000 of the note into 66,666 shares of the Company's common stock. The shareholder is a partner in a law firm that served as the Company's outside general counsel through March 1998. The law firm received payments of $98,242 and $116,429 for the years ended September 30, 1998 and 1997, respectively, for legal services rendered to the Company.

     A former Company director provided business and taxation consulting services to the Company in fiscal 1997 for an annual compensation of $30,000.

13.  COMMITMENTS AND CONTINGENCIES

     In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company's presses from a 3rd party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer's facility. Although the Company's subsidiary carries full product liability insurance, the Company's former management did not notify the insurance carrier within the prescribed time period. Accordingly, this claim is not covered by insurance. Based upon consultation with the Company's counsel, the Company does not believe that the litigation will have a material adverse affect on the consolidated financial position, results of operations or cash flows of the Company. The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.


--------------------------------------------------------------------------------