Form 10QSB
period 1998-12-31
QUALITY PRODUCTS INC
filed 1999-02-12
CIK 843462

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  Form 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended December 31, 1998

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

                                 (614) 228-0185
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (I) Yes  X     No
                                ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 1999, 2,554,056 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ---     ---

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998
                                   (Unaudited)

                  ASSETS

Current Assets
      Cash and cash equivalents                                  $440,436
      Trade accounts receivable, less
        allowance for doubtful accounts of $ 11,867               988,432
      Inventories                                                 763,614
      Other Current Assets                                         83,978
                                                               -----------
Total Current Assets                                           $2,276,460

Property and Equipment                                          1,018,423
      Less Accumulated Depreciation                              (830,617)
                                                               -----------
      Property and Equipment, net                                $187,806

Other Assets                                                       54,084

TOTAL ASSETS                                                   $2,518,350
                                                               ===========

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                December 31, 1998
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                 $502,649
Accrued expenses                                                  215,955
Customer deposits                                                 328,886
Notes payable, current                                            164,739
Notes payable, related parties, current                            80,000
Income Taxes payable                                                6,500
                                                               ----------
Total Current Liabilities                                      $1,298,729
                                                               ----------

NON-CURRENT LIABILITIES:

Notes payable, non-current                                       $720,938
Notes payable, related parties, non-current                       820,000
                                                               ----------
Total non-current liabilities                                  $1,540,938
                                                               ----------

TOTAL LIABILITIES                                              $2,839,667
                                                               ----------

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDER'S DEFICIT:
Preferred stock, convertible, voting, par
      Value $.00001; 10,000,000 shares authorized;
      No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                           $25
      shares authorized; 2,554,056 shares issued and
      outstanding; 1,733,333 shares reserved
Additional paid in capital                                     30,053,284
Accumulated deficit                                           (25,348,654)
Less:  Treasury stock, 176,775 shares at cost                  (5,025,972)
                                                               ----------
Total stockholders' deficit                                     ($321,317)
                                                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $2,518,350
                                                               ==========

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                               STATEMENT OF INCOME

                                                For the three months ended
                                                        December 31,

                                                   1998            1997
                                                (Unaudited)     (Unaudited)
Net Sales                                       $1,624,041      $1,731,415
Cost of Goods Sold                              $1,071,273      $1,135,536
                                                ----------      ----------
Gross Profit                                      $552,768        $595,879

Selling, General, & Administrative Expenses       $355,735        $392,322
                                                ----------      ----------
Operating Income                                  $197,033        $203,557

Other Income(Expense)
   Interest Expense                               ($25,655)       ($34,048)
   Interest Income                                  $6,376          $5,402
 Other Income(Expense)                                $239           ($817)
                                                ----------      ----------
   Total Other Income(Expense)                    ($19,040)       ($29,463)

Income Before Income Taxes                        $177,993        $174,094

Income Taxes                                        $4,550          $6,049
                                                ----------      ----------
Net Income                                        $173,443        $168,045

Earnings per share:

   Basic earnings per common share (Note 3)          $0.07           $0.07
                                                     -----           -----
   Diluted earnings per common share (Note 3)        $0.07           $0.06
                                                     -----           -----


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS

                                                For the three months ended
                                                        December 31,

                                                   1998            1997
                                                (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                    $173,443         $168,045

Adjustments to reconcile net income to net
   cash used by operating activities;
   Depreciation and amortization                    7,842            3,311

Cash used for current assets and liabilities:
     Restricted Cash                               15,662           26,832
     Accounts receivable                         (361,801)         (73,055)
     Inventories                                  (37,574)         (73,683)
     Other assets                                   2,638         (137,641)
     Accounts payable                              59,498          223,257
     Accrued expenses                             (15,418)        (265,650)
     Customer Deposits                            (30,621)         (43,828)
     Income Taxes Payable                           4,500            6,049
                                                ----------       ----------
 Cash used by operating activities              ($181,831)       ($166,363)

Cash Flows Used by Investing Activities:
     Purchase of machinery & equipment            (29,645)          (1,274)

Cash Flows From Financing Activities:
     Borrowings-Bank Note                          39,805             --
     Principal Repayments-Bank Note                (7,418)            --
     Principal Repayments - Notes Payable            --           (135,000)
     Issuance of Debentures                          --          1,530,000
     Principal Repayment - Debentures             (50,000)         (50,000)
     Principal Repayment - Bank Line of Credit       --         (1,180,000)
                                                ----------      -----------
Cash used for financing activities                (17,613)         165,000

Net Increase (Decrease) in Cash                  (229,089)          (2,637)
Cash at Beginning of Period                       669,525          406,624
                                                ----------      -----------
Cash at End of Period                            $440,436         $403,987
                                                ==========      ===========

                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:

                                                  Three Months Ended
                                                      December 31,

                                                 1998            1997
                                                 ----            ----
Cash paid for interest                         25,654           30,373
Cash paid for taxes                                50              --



Supplemental Disclosure of Non-cash Investing Activities:

In the period ended December 31,1998 the Company acquired computer hardware and software in exchange for a note payable in the amount of $15,005.

                             QUALITY PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB, Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Quality Products, Inc. (the "Company") Form 10-KSB for the year ended September 30, 1998, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.


2.  Inventories

Inventories at December 31, 1998 consist of:

Raw materials and supplies                   $501,931
Work-in-process                               247,101
Finished goods                                 18,400
Reserve for obsolescence                       (3,818)
                                             ---------
Total                                        $763,614
                                             =========

3.  Earnings Per Share

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

                                              3 Months Ended December 31:

                                                  1998           1997
                                                  ----           ----
BASIC:

   Average Shares Outstanding                   2,554,056      2,554,033

   Net Income                                    $173,443       $168,045

   Basic Earnings Per Share                         $0.07          $0.07


                                             3 Months Ended December 31:

                                               1998            1997
                                               ----            ----
DILUTED:

   Average Shares Outstanding                 2,554,056       2,554,033

   Net Effect of Dilutive
      Stock options and warrants
      based on the treasury stock
      method using average market price               0         248,888

   Total Shares                               2,554,056       2,802,921


   Net Income                                  $173,443        $168,045

   Diluted Earnings Per Share                     $0.07           $0.06

   Average Market Price of Common Stock           $0.39           $1.32

   Ending Market Price of Common Stock            $0.35           $1.06

The following securities were excluded from the calculation of diluted earnings per share at December 31, 1998 because they are considered anti-dilutive under FAS 128:

1) Options granted to a Company officer and director to purchase 50,000 shares of the Company's common stock at $2.00 per share and 175,000 shares at $1.00 per share.

2) Warrants issued pursuant to the Company's debentures to purchase 495,000 shares of common stock @ $2.00 per share and 330,000 shares at $1.00 per share.

3) Options granted to Company employees to purchase 150,000 shares of the Company's common stock at $1.00 per share.

4) Options granted to holders of a convertible note to purchase 533,333 shares of common stock at $0.75 per share.

4.  Notes Payable

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

In August 1997, the note was purchased by two individuals (including a current member of the Board of Directors of the Company and a former Company officer) who immediately converted $100,000 ($50,000 each) into 133,332 common shares (66,666 each). The remaining notes totaling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding at December 31, 1998.

In April 1998, one of the note holders entered into an agreement with the Company to forebear and forgive all remaining interest payments for the remaining life of the note.

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. $1,250,000 remains outstanding at December 31, 1998. Each unit represents: a) a $50,000 interest in a 6%, $1,500,000 note payable, b) a warrant to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 1999, and c) a warrant to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001. The Company incurred expenses of approximately $150,000 in connection with this offering. The Company utilized the proceeds of the offering to repay the bank line of credit, a $135,000 note payable and expenses associated with the offering.

In August 1998, the Company entered into an agreement with a local bank to borrow up to $150,000 to replace the Company's computer information systems. $135,677 was outstanding under this agreement at December 31, 1998.

Maturities of notes payable for the 5 years succeeding December 31, 1998 are:

            1999         $  244,738
            2000          1,098,464
            2001            442,475
                         ----------
            Total        $1,785,677
                         ==========

7.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(77,000) and $(75,000) in the period ended December 31, 1998 and 1997, respectively, representing primarily net taxable income in those periods. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At December 31, 1998, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $28,685,000 and $29,496,000, respectively, which is available to offset future taxable income, if any, through 2010.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended December 31, 1998 as Compared to December 31, 1997

Net Sales for the three months ended December 31, 1998 were $1,624,041 as compared to $1,731,415 for the three months ended December 31, 1997, a decrease of $107,374 or 6.2%. Gross profit was $552,768 or 34% of sales as compared to $595,879 or 34% of sales for the same period a year earlier. Sales remained steady even though the Company continues to face extended delivery times as customers continue to order non-standard equipment. The complex machines have significantly increased the workload for both the engineering and production departments. Additionally, the tight labor market hinders the Company's ability to locate and hire adequately trained workers. However, in the period ended December 31, 1998 the Company added two engineers to the staff and continued to outsource some design work. The additional staff has significantly reduced the delays in the electrical engineering area and should improve the delays in the remaining engineering areas in the future. Despite these temporary difficulties the Company maintains a strong backlog of $1.4 million. Gross profit remained steady as a percentage of sales due to an increase in selling prices and product cost reductions.

Selling, general and administrative expenses decreased from $392,322 during the three months ended December 31, 1997 to $355,735 for the three months ended December 31, 1998. Selling general and administrative expenses as a percentage of sales were 21.9% during the three months ended December 31, 1998 as compared to 22.7% for the three months ended December 31, 1997. Selling, general and administrative costs decreased due to one-time payments in 1997, including a $10,000 hiring bonus to Multipress's President and $20,000 to certain Company officers for repricing of stock options.

Interest expense for the three months ended December 31, 1998 was $25,655 as compared to $34,048 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness.

The Company currently has $1,450,000 of 6% debt represented by $1,250,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998. In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The agreement allowed Multipress to borrow up to $150,000 at 8.04% interest and to repay the loan over 39 months. Currently, there is $135,677 outstanding on this loan.

Net income for the period was $173,443 as compared to $168,045 for the same three month period a year earlier, an increase of $5,398 or 3.2%.

The income tax provision in the three months ended December 31, 1998 and 1997 includes a benefit related to utilization of NOL carry forwards of approximately $75,000. The 1998 provision relates to the Company's city income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a working capital surplus of $977,732 as compared to a working capital surplus of $995,221 at December 31, 1997 and a working capital surplus of $895,155 at September 30, 1998. This surplus should continue to increase as the Company anticipates profitable operations in the future. The Company's major source of liquidity continues to be from internal operations of the Company.

Year 2000 Compliance

The Company utilizes a number of computer programs in its operations. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company is currently implementing and testing an accounting and inventory computer system and expects it to be fully functional by April 1. Financing for the system is provided under a three year term loan from a local bank. The software is certified year 2000 compliant. The Company believes that this purchase will materially reduce the exposure of the Company to future year 2000 compliance expenses. In the event the Company is unable to fully implement the software before January 1, 2000 the Company's accounting and information systems will fail resulting in a material financial risk to the Company.

Statements in this Form 10-QSB that are not historical facts, including statements about the Company's prospects, about the future impact of litigation, and the possible conversion of notes to stock, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the statements made, including the impact of the litigation against the Company. Please see the information appearing in the Company's 1998 Form 10-KSB under "Risk Factors."

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  Not applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                                  QUALITY PRODUCTS, INC.
                                                        Registrant


Date:  February 11, 1999                      By  /s/ Bruce C. Weaver
                                                  ------------------------------
                                                  Bruce C. Weaver
                                                  President (Principal Executive
                                                  Officer)


                                              By  /s/ Tac D. Kensler
                                                  ------------------------------
                                                  Tac D. Kensler
                                                  Chief Financial Officer