Form 10QSB
period 1999-03-31
QUALITY PRODUCTS INC
filed 1999-05-12
CIK 843462

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    Form 10-QSB


             [X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended March 31, 1999

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

                  (I)  Yes   X                         No
                           -----                          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 7, 1999, 2,554,056 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----
                                         1

                               QUALITY PRODUCTS, INC.
                             CONSOLIDATED BALANCE SHEET

                                   March 31, 1999
                                    (Unaudited)



ASSETS
Current Assets
        Cash and cash equivalents                           $   668,922
        Trade accounts receivable, less
         allowance for doubtful accounts of $ 11,867            824,620
        Inventories                                             635,301
        Other Current Assets                                    107,430
                                                            -----------
Total Current Assets                                          2,236,273
Property and Equipment                                        1,027,628
       Less Accumulated Depreciation                           (842,382)
                                                            -----------
       Property and Equipment, net                              185,246
Other Assets                                                     40,245
TOTAL ASSETS                                                 $2,461,764
                                                            -----------
                                                            -----------



                   See notes to Consolidated Financial Statements

                               QUALITY PRODUCTS, INC.
                       CONSOLIDATED BALANCE SHEET - CONTINUED

                                   March 31, 1999
                                    (Unaudited)


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                          $    556,648
Accrued expenses                                               202,362
Customer deposits                                               93,641
Note payable, current                                          165,616
Note payable, related parties, current                          80,000
                                                          ------------
Total Current Liabilities                                 $  1,098,267
                                                          ------------
NON-CURRENT LIABILITIES:
Notes payable, non-current                                $    678,597
Notes payable, related parties, non-current                    800,000
                                                          ------------
Total non-current liabilities                             $  1,478,597
                                                          ------------
TOTAL LIABILITIES                                         $  2,576,864
                                                          ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
     Value $.00001; 10,000,000 shares authorized;
     No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000               $         25
     shares authorized; 2,554,056 shares issued and
     outstanding; 1,733,333 shares reserved
Additional paid-in capital                                  30,053,284
Accumulated deficit                                        (25,142,437)
Less:  Treasury stock, 176,775 shares at cost               (5,025,972)

Total stockholders' deficit                               $   (115,100)
                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $  2,461,764
                                                          ------------
                                                          ------------


                   See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                             For the six months ended          For the three months ended
                                                     March 31,                          March 31,
                                                1999           1998                1999           1998
                                            -----------     ----------          ----------     ----------
Net Sales                                    $3,671,183     $3,441,407          $2,047,142     $1,709,992
Cost of Goods Sold                            2,418,283      2,245,412           1,347,009      1,109,876
                                             ----------     ----------          ----------     ----------
Gross Profit                                  1,252,900      1,195,995             700,133        600,116
Selling, General, & Admin Expenses              840,491        817,896             484,756        425,574
                                             ----------     ----------          ----------     ----------
Operating Income                                412,409        378,099             215,377        174,542

Other Income (Expense):
Interest Expense                                (50,050)       (61,798)            (24,396)       (27,750)
Interest Income                                  12,368         12,608               5,992          7,206
Other Income(Expense)                             1,200         (3,630)                961         (2,813)
                                             ----------     ----------          ----------     ----------
Total Other Income (Expense)                    (36,482)       (52,820)            (17,443)       (23,357)
Income Before Income Taxes                      375,927        325,279             197,934        151,185
Income Taxes                                     (3,733)        12,433              (8,283)         6,384
                                             ----------     ----------          ----------     ----------
Net Income                                   $  379,660     $  312,846          $  206,217     $  144,801

Earnings per share:
Basic earnings per common share(Note 3)      $     0.15     $     0.12          $     0.08     $     0.06
                                             ----------     ----------          ----------     ----------
                                             ----------     ----------          ----------     ----------
Diluted earnings per common share(Note 3)    $     0.15     $     0.11          $     0.08     $     0.05
                                             ----------     ----------          ----------     ----------
                                             ----------     ----------          ----------     ----------



                   See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         For the six months ended
                                                                 March 31,
                                                    -----------------------------------
                                                        1999                  1998
                                                     (unaudited)           (unaudited)
                                                    -------------          ------------
Cash Flows From Operating Activities:
Net Income                                           $    379,660          $  312,846

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                           19,607               6,829

Changes in operating assets and liabilities:
   Restricted Cash                                         15,662              26,748
   Accounts receivable                                   (197,989)             84,038
   Inventories                                             90,739             (13,101)
   Other assets                                            (6,975)            160,485)
   Accounts payable                                       113,498              54,722
   Accrued expenses                                       (29,011)           (147,992)
   Customer Deposits                                     (265,866)             20,758
   Income Taxes Payable                                    (2,000)            (15,567)
                                                     -------------         -----------
Cash provided by operating activities                     117,325             168,796

Cash Flows Used by Investing Activities:
   Purchase of machinery & equipment                      (38,850)             (3,913)

Cash Flows From Financing Activities:
   Bank Borrowings                                         39,805               -
   Principal Repayment - Bank Note                        (18,883)              -
   Principal Repayments - Notes Payable                     -                (135,000)
   Issuance of Debentures                                   -               1,530,000
   Principal Repayment - Debentures                      (100,000)           (100,000)
   Principal Repayment - Bank Line of Credit                -              (1,180,000)
                                                     -------------         -----------
Cash provided by (used for) financing activities          (79,078)            115,000
Net Increase (Decrease) in Cash                              (603)            279,883
Cash at Beginning of Period                               669,525             406,624
                                                     -------------         -----------

Cash at End of Period                                $    668,922          $  686,507
                                                     -------------         -----------
                                                     -------------         -----------

                           See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:


                                                            Six Months Ended
                                                                March 31,
                                                       -----------------------------
                                                           1999               1998
                                                       ----------           --------
Cash paid for interest                                  $  50,050           $ 58,123
Cash paid for taxes                                     $   9,067           $ 28,000



Supplemental Disclosure of Non-cash Investing Activities:

In the period ended March 31, 1999 the Company acquired computer hardware and software in exchange for a note payable in the amount of $15,005.

                                QUALITY PRODUCTS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and
     Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Quality Products, Inc. (the "Company") Form 10-KSB for the year ended September 30, 1998, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

2.   Inventories

     Inventories at March 31, 1999 consist of:

     Raw materials and supplies                                     $478,283
     Work-in-process                                                 121,908
     Finished goods                                                   38,928
     Reserve for obsolescence                                         (3,818)
                                                                    ---------
     Total                                                          $635,301
                                                                    ---------
                                                                    ---------

                                       7

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


                                           3 Months Ended              6 Months Ended
                                              March 31                    March 31
                                       ---------------------      -----------------------
                                         1999         1998           1999          1998
    BASIC:

Average Shares Outstanding             2,554,056    2,554,056      2,554,056     2,554,056

Net Income                            $  206,217   $  144,801     $  379,660    $  312,846

Basic Earnings Per Share              $     0.08   $     0.06     $     0.15    $     0.12



                                                 3 Months Ended                6 Months Ended
                                                    March 31,                      March 31
                                           -------------------------      ------------------------
                                              1999            1998           1999           1998
                                           ---------       ---------      ---------      ---------
DILUTED:

     Average Shares Outstanding            2,554,056       2,554,056       2,554,056     2,554,056

     Net Effect of Dilutive
     Stock options and warrants
       based on the treasury stock
       method using average market price        0            278,704          0            322,303

     Total Shares                          2,554,056       2,832,760       2,554,056     2,876,359

     Net Income                            $ 206,217      $  144,801      $  379,660    $  312,846

     Diluted Earnings Per Share            $    0.08      $     0.05      $     0.15    $     0.11

     Average Market Price
       of Common Stock                    $   0.6212      $   1.1841      $   0.4873    $   1.1788

     Ending Market Price
       of Common Stock                    $   0.5625      $   1.0625      $   0.5625    $   1.0625


The following securities were excluded from the calculation of diluted earnings per share at March 31, 1999 because they are considered anti-dilutive under FAS 128:

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

In August 1997, the note was purchased by two individuals (including a current member of the Board of Directors of the Company and a former Company officer) who immediately converted $100,000 ($50,000 each) into 133,332 common shares (66,666 each). The remaining notes totaling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding at March 31, 1999.

In April 1998, one of the note holders entered into an agreement with the Company to forebear and forgive all remaining interest payments for the remaining life of the note.

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. $1,200,000 remains outstanding at March 31, 1999. Each unit represents: a) a $50,000 interest in a 6%, $1,500,000 note payable, b) a warrant to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 1999, and c) a warrant to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001. The Company incurred expenses of approximately $150,000 in connection with this offering. The Company utilized the proceeds of the offering to repay the bank line of credit, a $135,000 note payable and expenses associated with the offering.

In August 1998, the Company entered into an agreement with a local bank to borrow up to $150,000 to replace the Company's computer information systems. $124,212 was outstanding under this agreement at March 31, 1999.

Maturities of notes payable for the 5 years succeeding March 31, 1999 are:

             2000        $  245,616
             2001         1,049,453
             2002           429,144
                         ----------
             Total       $1,724,213
                         ----------
                         ----------

5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1999 and 1998 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(85,000) and $(65,000) in the period ended March 31, 1999 and 1998, respectively, representing primarily net taxable income in those periods. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At March 31, 1999, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $28,618,000 and $29,478,000, respectively, which is available to offset future taxable income, if any, through 2010.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 as Compared to March 31, 1998

Net Sales for the three months ended March 31, 1999 were $2,047,142 as compared to $1,709,992 for the three months ended March 31, 1998, an increase of $337,150 or 19.7%. Gross profit was $700,133 or 34.2% of sales as compared to $600,116 or 35.0% of sales for the same period a year earlier. Sales increased due to one large order valued at $318,000 which the Company completed and shipped during the quarter. Unfortunately, the Company experienced a slowdown in new orders during the period and consequently the backlog decreased to $723,000 from $1.4 million at December 31, 1998. The slowdown appears to be an industry-wide trend and not specific to the Company. Consequently, the Company expects sales for the three months ending June 30,1999 to decrease to approximately $1.2 million. However, quoting activity remains high and available capacity in the engineering and production departments should allow the Company to meet most delivery requests.

Selling, general and administrative expenses increased from $425,574 during the three months ended March 31, 1998 to $484,756 for the three months ended March 31, 1999. The increase includes a one-time expense of $23,750 paid to the President of the Company's subsidiary, QPI Multipress, Inc., to settle a labor dispute between the President and his former employer. Additionally, the Company incurred $22,500 in consulting and education expenses relating to the implementation of the Company's new computer system. These expenses are expected to decrease as the Company approaches the activation date for the computer system. The Company also incurred $10,000 in additional advertising fees and $15,000 in additional commissions to support the increased sales. Selling, general and administrative expenses as a percentage of sales decreased to 23.7% during the three months ended March 31, 1999 as compared to 24.8% for the three months ended March 31, 1998. The decrease is due to the increased sales in the current period, and the percentage is expected to increase in the next period as sales decrease.

Interest expense of $24,396 was offset by $5,992 of interest revenue for a net interest expense of $18,404 for the three months ended March 31, 1999 as compared to $20,544 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness.

The Company currently has $1,400,000 of 6% debt represented by $1,200,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998. In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The agreement allowed Multipress to borrow up to $150,000 at 8.04% interest and to repay the loan over 39 months. Currently, there is $124,212 outstanding on this loan.

Net income for the period was $206,217 as compared to $144,801 during the corresponding period a year earlier, an increase of $61,416 or 42.4%. The increase is due to the increase in sales. Income is expected to decrease in the next period in relation to the slowing sales trend.

The income tax provision for the period ending March 31, 1999 and 1998 includes a benefit related to utilization of NOL carry forwards of approximately $85,000 and $65,000, respectively. The 1999 provision relates to city income taxes.

Six Months Ended March 31, 1999 as Compared to March 31, 1998

Net Sales for the six months ended March 31, 1999 were $3,671,183 as compared to $3,441,407 for the six months ended March 31, 1998, an increase of $229,776 or 6.7%. Gross profit was $1,252,900 or 34.1% of sales as compared to $1,195,995 or 34.8% of sales for the same period a year earlier. Sales increased due to one large order valued at $318,000 which the company completed and shipped in the second quarter. Unfortunately, the Company experienced a slowdown in new orders, therefore, sales are expected to decrease in the three months ending June 30, 1999 to approximately $1.2 million.

Selling, general and administrative expenses increased from $817,896 during the six months ended March 31, 1998 to $818,724 for the six months ended March 31, 1999. Selling general and administrative expenses as a percentage of sales decreased to 22.3% during the six months ended March 31, 1999 as compared to 23.7% for the six months ended March 31, 1998. The decrease is due to the increased sales for the six months, and the percentage is expected to increase in the next period as sales decrease.

Interest expense of $50,050 was offset by $12,368 of interest revenue for a net interest expense of $37,682 for the six months ended March 31, 1999 as compared to $49,190 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness.

The Company currently has $1,400,000 of 6% debt represented by $1,200,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998. In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The agreement allowed Multipress to borrow up to $150,000 at 8.04% interest and to repay the loan over 39 months. Currently, there is $124,212 outstanding on this loan.

Net income for the period was $379,660 as compared to $312,846 during the corresponding period a year earlier. The increase of $66,814 is primarily due to the increase in sales. Income is expected to decrease in the next period in relation to the slowing sales trend.

The income tax provision for the period ending March 31, 1999 and 1998 includes a benefit related to utilization of NOL carry forwards of approximately $85,000 and 65,000, respectively. The 1999 provision relates to city income taxes.

Liquidity and Capital Resources

As of March 31, 1999, the Company had a working capital surplus of $1,138,006 as compared to a working capital surplus of $1,091,903 at March 31, 1998 and a working capital surplus of $895,155 at September 30, 1998. This surplus should continue to increase as the Company anticipates profitable operations in the future. The Company's major source of liquidity continues to be from internal operations.

Year 2000 Compliance

The Company utilizes a number of computer programs in its operations. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company is currently implementing and testing new hardware and software systems and expects them to be fully functional by June 1. Financing for the system is provided under a three-year term loan from a local bank. The software and hardware is certified year 2000 compliant. The Company believes that this purchase will materially reduce the exposure of the Company to future year 2000 compliance expenses. In the event the Company is unable to fully implement the software and hardware before January 1, 2000 the Company's accounting and information systems will fail resulting in a material financial risk to the Company.

The Company is unaware of any supplier or customer who would pose a material risk to the Company in the event the supplier or customer is not compliant by January 1, 2000. The Company is not dependent on any one supplier or customer and the Company has alternate suppliers and customers available in the event of failure.

Many of the Company's products contain programmable logic controls (PLC's) operated by computer hardware and software. The Company's suppliers have stated all PLC's are year 2000 compliant, and it is unlikely the Company will be required to replace any existing components.

In the event of complete failure in all year 2000 areas, the Company could continue to operate at a significantly reduced level of efficiency resulting in materially increased costs to the Company. The Company is capable of switching suppliers and transaction processing could be performed manually to achieve continuing operations.

                                      PART  II


Item 6.  Exhibits and Reports on Form 8-K

     a.        Exhibits
               27.1 Financial Data Schedule

     b.        Reports on Form 8-K

               Not applicable


Statements in this Form 10-QSB that are not historical facts, including statements about the Company's prospects, and the possible conversion of notes to stock, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the statements made, including the impact of the litigation against the Company. Please see the information appearing in the Company's 1998 Form 10-KSB under "Risk Factors."

                                    Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




                                              QUALITY PRODUCTS, INC.
                                              ----------------------
                                                    Registrant


Date:  May 11, 1999
                                        By   /s/ Bruce C. Weaver
                                             ------------------------------
                                             Bruce C. Weaver
                                             President (Principal Executive
                                             Officer)






                                         By   /s/ Tac D. Kensler
                                              ----------------------------
                                              Tac D. Kensler
                                              Chief Financial Officer