Form 10QSB
period 1999-06-30
QUALITY PRODUCTS INC
filed 1999-08-13
CIK 843462

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 1999, 2,554,056 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                              ----     ----

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1999
                                   (Unaudited)


ASSETS

Current Assets
            Cash and cash equivalents                         $  396,676
            Trade accounts receivable, less
             allowance for doubtful accounts of $ 11,867         731,115
            Inventories                                          703,781
            Other Current Assets                                  88,223
                                                              ----------
Total Current Assets                                           1,919,795

Property and Equipment                                         1,029,763
            Less Accumulated Depreciation                       (854,163)
                                                              ----------
            Property and Equipment, net                          175,600

Other Assets                                                      29,269

TOTAL ASSETS                                                  $2,124,664
                                                              ----------
                                                              ----------

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                  June 30, 1999
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                              $    333,455
Accrued expenses                                                                   227,461
Customer deposits                                                                   71,392
Note payable, current                                                              166,550
Note payable, related parties, current                                              80,000
                                                                              ------------
Total Current Liabilities                                                     $    878,858
                                                                              ------------

NON-CURRENT LIABILITIES:

Notes payable, non-current                                                    $    635,991
Notes payable, related parties, non-current                                        780,000
                                                                              ------------
Total non-current liabilities                                                 $  1,415,991
                                                                              ------------

TOTAL LIABILITIES                                                             $  2,294,849
                                                                              ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
         Value $.00001; 10,000,000 shares authorized;
         No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                                   $         25
         shares authorized; 2,554,056 shares issued and
         outstanding; 1,733,333 shares reserved
Additional paid in capital                                                      30,053,284
Accumulated deficit                                                            (25,197,522)
Less:  Treasury stock, 176,775 shares at cost                                   (5,025,972)
                                                                              ------------

Total stockholders' deficit                                                   ($   170,185)
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $  2,124,664
                                                                              ------------
                                                                              ------------


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)


                                                        For the nine months ended          For the three months ended
                                                                  June 30,                        June 30,
                                                         1999              1998             1999             1998
                                                      ----------       ----------       -----------      -----------
Net Sales                                            $ 4,883,718      $ 4,883,401      $ 1,212,535      $ 1,441,994
Cost of Goods Sold                                     3,264,390        3,216,659          846,108          971,247
                                                     -----------      -----------      -----------      -----------
Gross Profit                                           1,619,328        1,666,742          366,427          470,747

Selling, General, & Admin Expenses                     1,241,621        1,337,772          401,130          519,876

Operating Income (Loss)                                  377,707          328,970          (34,703)         (49,129)

Other Income (Expense):
Interest Expense                                         (73,689)         (86,473)         (23,639)         (24,675)
Interest Income                                           16,742           20,376            4,374            7,768
Other Income(Expense)                                      4,582          105,194            3,382          108,824
                                                     -----------      -----------      -----------      -----------
Total Other Income (Expense)                             (52,365)          39,097          (15,883)          91,917

Income Before Income Taxes                               325,342          368,067          (50,586)          42,788

Income Taxes                                                 767           36,847            4,500           24,414
                                                     -----------      -----------      -----------      -----------

Net Income (Loss)                                    $   324,575      $   331,220          (55,086)     $    18,374

Earnings per share:

Basic earnings (loss) per common share(Note 3)       $      0.13      $      0.13      $     (0.02)     $      0.01
                                                     -----------      -----------      -----------      -----------
                                                     -----------      -----------      -----------      -----------

Diluted earnings(loss) per common share(Note 3)      $      0.13      $      0.12      $     (0.02)     $      0.01
                                                     -----------      -----------      -----------      -----------
                                                     -----------      -----------      -----------      -----------

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                      For the nine months ended
                                                                                                June 30,
                                                                                          1999            1998
                                                                                     (unaudited)       (unaudited)
Cash Flows From Operating Activities:
Net Income                                                                           $   324,575      $   331,220

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                         31,389            9,829

Changes in operating assets and liabilities:
    Restricted Cash                                                                       15,662           26,661
    Accounts receivable                                                                 (104,484)         (47,802)
    Inventories                                                                           22,259          (97,071)
    Other assets                                                                          23,207         (131,203)
    Accounts payable                                                                    (109,695)         106,355
    Accrued expenses                                                                      (3,912)        (261,130)
    Customer Deposits                                                                   (288,115)         164,980
    Income Taxes Payable                                                                  (2,000)         (23,840)
                                                                                      ----------        ---------
Cash provided by (used for) operating activities                                         (91,114)          77,999

Cash Flows Used by Investing Activities :
    Purchase of machinery & equipment                                                    (40,985)          (3,913)

Cash Flows From Financing Activities:
     Bank Borrowings                                                                      39,805             --
     Principal Repayment-Bank Note                                                       (30,555)            --
     Principal Repayments - Notes Payable                                                   --           (135,000)
     Issuance of Debentures                                                                 --          1,530,000
     Principal Repayment - Debentures                                                   (150,000)        (150,000)
     Principal Repayment - Bank Line of Credit                                              --         (1,180,000)
                                                                                      ----------        ---------
Cash provided by (used for) financing activities                                        (140,750)          65,000


Net Increase (Decrease) in Cash                                                         (272,849)         139,086
Cash at Beginning of Period                                                              669,525          406,624
                                                                                      ----------        ---------
Cash at End of Period                                                                $   396,676      $   545,710
                                                                                      ----------        ---------
                                                                                      ----------        ---------

                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:


                                                                                Nine Months Ended
                                                                                     June 30,
                                                                               1999              1998
                                                                               ----              ----
Cash paid for interest                                                       $ 73,688          $ 88,380
Cash paid for taxes                                                          $ 13,567          $ 66,989



Supplemental Disclosure of Non-cash Investing Activities:

In the nine months ended June 30, 1999 the Company acquired computer hardware and software in exchange for a note payable in the amount of $15,005.

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

         The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

2.       Inventories

         Inventories at June 30, 1999 consist of:

         Raw materials and supplies                 $ 524,693
         Work-in-process                              149,674
         Finished goods                                33,232
         Reserve for obsolescence                      (3,818)
                                                    ---------
         Total                                      $ 703,781
                                                    ---------
                                                    ---------


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


                                               3 Months Ended              9 Months Ended
                                                  June 30                     June 30
                                          1999           1998            1999           1998
                                        -------        --------        -------        -------
BASIC:

Average Shares Outstanding            2,554,056        2,554,056       2,554,056       2,554,056

Net Income (Loss)                   $   (55,086)     $    18,374     $   324,575     $   331,220

Basic Earnings (Loss) Per Share     $     (0.02)     $      0.01     $      0.13     $      0.13


                                                 3 Months Ended                  9 Months Ended
                                                    June 30,                         June 30,
                                               1999           1998             1999            1998
                                               ----           ----             ----            ----
         DILUTED:

Average Shares Outstanding                  2,554,056        2,554,056       2,554,056       2,554,056

Net Effect of Dilutive
Stock options and warrants
    based on the treasury stock
    method using average market price               0          240,020               0         297,453

Total Shares                                2,554,056        2,794,076       2,554,056       2,851,509

Net Income (Loss)                         $   (55,086)     $    18,374     $   324,575     $   331,220

Diluted Earnings (Loss) Per Share         $     (0.02)     $      0.01     $      0.13     $      0.12

Average Market Price
    of Common Stock                       $    0.4932      $    1.1288     $    0.4901     $    1.2129

Ending Market Price
    of Common Stock                       $    0.5625      $    1.0625     $    0.5625     $    1.0625


The following securities were excluded from the calculation of diluted earnings per share at June 30, 1999 because they are considered anti-dilutive under FAS 128:

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

In August 1997, the note was purchased by two individuals (including a current member of the Board of Directors of the Company and a former Company officer) who immediately converted $100,000 ($50,000 each) into 133,332 common shares (66,666 each). The remaining notes totaling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding at June 30, 1999.

In April 1998, one of the note holders entered into an agreement with the Company to forebear and forgive all remaining interest payments for the remaining life of the note.

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. $1,150,000 remains outstanding at June 30, 1999. Each unit represents: a) a $50,000 interest in a 6%, $1,500,000 note payable, b) a warrant to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 1999, and c) a warrant to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001. The Company incurred expenses of approximately $150,000 in connection with this offering. The Company utilized the proceeds of the offering to repay the bank line of credit, a $135,000 note payable and expenses associated with the offering.

In August 1998, the Company entered into an agreement with a local bank to borrow up to $150,000 to replace the Company's computer information systems. $112,541 was outstanding under this agreement at June 30, 1999.

Maturities of notes payable for the 5 years succeeding June 30, 1999 are:

               2000        $  246,550
               2001         1,000,465
               2002           415,526
                           ----------
               Total       $1,662,541
                           ----------
                           ----------


5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1999 and 1998 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance increased approximately $22,000 in the period ended June 30, 1999 and decreased approximately $(18,000)in the period ended June 30, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At June 30, 1999, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $28,635,000 and $29,483,000, respectively, which is available to offset future taxable income, if any, through 2010.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 as Compared to June 30, 1998

Net Sales for the three months ended June 30, 1999 were $1,212,535 as compared to $1,441,994 for the three months ended June 30, 1998, a decrease of $229,459 or 15.9%. Gross profit was $366,427 or 30.2% of sales as compared to $470,747 or 32.6% of sales for the same period a year earlier. Sales decreased due to a slowdown in new orders during the prior period ending March 31, when the Company's backlog was $723,000. However, new orders have increased and the backlog is now at $1.3 million. The Company expects sales for the three months ending September 30, 1999 to increase to approximately $1.4 million.

Selling, general and administrative expenses decreased from $519,876 during the three months ended June 30, 1998 to $401,130 for the three months ended June 30, 1999. The decrease is due primarily to the discontinuance of expenses related to the buyout of the employment contract of the Company's former Chief Financial Officer, which were included in the same period last year. Selling, general and administrative expenses as a percentage of sales decreased to 33.1% during the three months ended June 30, 1999 as compared to 36.1% for the three months ended June 30, 1998. The percentage is expected to remain constant in the next period.

Interest expense of $23,639 was offset by $4,374 of interest revenue for a net interest expense of $19,265 for the three months ended June 30, 1999 as compared to $16,907 for the comparable period a year earlier. The increase is due primarily to the addition of the Company's computer equipment loan.

The Company currently has $1,350,000 of 6% debt represented by $1,150,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998. In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The agreement allowed Multipress to borrow up to $150,000 at 8.04% interest and to repay the loan over 39 months. Currently, there is $112,541 outstanding on this loan.

Net loss for the period was $(55,086) as compared to net income of $18,374 during the corresponding period a year earlier, a decrease of $73,460 or 399.8%. The decrease is primarily due to the decrease in sales. However, the comparable period last year included $108,824 of other income relating to a refund of worker's compensation premiums and a reversal of expenses previously estimated which were never realized. Comparing the two periods on an operating basis demonstrates both periods are similar. Operating loss for the current period is $(34,704) and for the comparable period last year was $(49,129).

The income tax provision for the period ending June 30, 1999 includes no benefit related to utilization of NOL carry forwards as the Company has made a full valuation allowance against the Company's deferred tax asset. The period ending June 30, 1998 includes a benefit of approximately $12,000 related to utilization of NOL carryforwards. The 1999 provision relates to city income taxes.

Nine Months Ended June 30, 1999 as Compared to June 30, 1998

Net Sales for the nine months ended June 30, 1999 were $4,883,718 as compared to $4,883,401 for the nine months ended June 30, 1998, an increase of $317. Gross profit was $1,619,328 or 33.2% of sales as compared to $1,666,742 or 34.1% of sales for the same period a year earlier. Sales remained steady even though the Company experienced a slowdown in new orders in the period ending March 31, 1999. Sales are expected to increase slightly in the three months ending September 30, 1999 to approximately $1.4 million.

Selling, general and administrative expenses decreased from $1,337,772 during the nine months ended June 30, 1998 to $1,241,621 for the nine months ended June 30, 1999. Selling general and administrative expenses as a percentage of sales decreased to 25.4% during the nine months ended June 30, 1999 as compared to 27.3% for the nine months ended June 30, 1998. The decrease is due to the elimination of one-time charges relating to the repricing of executive stock options and the buyout of the employment contract of the Company's former Chief Financial Officer, occurring in the same period last year. Selling, general, and administrative expenses as a percentage of sales is expected to remain constant in the next period.

Interest expense of $73,689 was offset by $16,742 of interest revenue for a net interest expense of $56,947 for the nine months ended June 30, 1999 as compared to $66,097 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness.

The Company currently has $1,350,000 of 6% debt represented by $1,150,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998. In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The agreement allowed Multipress to borrow up to $150,000 at 8.04% interest and to repay the loan over 39 months. Currently, there is $112,541 outstanding on this loan.

Net income for the period was $324,575 as compared to $331,220 during the corresponding period a year earlier. The decrease of $6,645 is primarily due to the $105,194 of other income included in the comparable period last year.

The income tax provision for the period ending June 30, 1999 and 1998 includes a benefit related to utilization of NOL carry forwards of approximately $140,000 and 158,000, respectively. The 1999 provision relates to city income taxes.

Liquidity and Capital Resources

As of June 30, 1999, the Company had a working capital surplus of $1,040,937 as compared to a working capital surplus of $1,059,277 at June 30, 1998 and a working capital surplus of $895,155 at September 30, 1998. This surplus should continue to increase as the Company anticipates profitable operations in the future. The Company's major source of liquidity continues to be from internal operations.

Year 2000 Compliance

The Company utilizes a number of computer programs in its operations. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. On June 1, the Company activated new hardware and software systems and is operating all aspects of business on this new system. Financing for the system is provided under a three-year term loan from a local bank. The software and hardware is certified year 2000 compliant. The Company believes that this purchase will materially reduce the exposure of the Company to future year 2000 compliance expenses.

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

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                         QUALITY PRODUCTS, INC.
                                             Registrant


Date:  August 11, 1999                   By  /s/ Bruce C. Weaver
                                         ------------------------------------
                                         Bruce C. Weaver
                                         President (Principal Executive
                                         Officer)





                                         By  /s/ Tac D. Kensler
                                         ------------------------------------
                                         Tac D. Kensler
                                         Chief Financial Officer