Form 10KSB
period 1999-09-30
QUALITY PRODUCTS INC
filed 1999-12-30
CIK 843462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1999
                          ------------------------------------
                                                 or
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ---------------
                         Commission file number 0-18145

                             QUALITY PRODUCTS, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                       75-2273221
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

            560 Dublin Avenue
               Columbus, OH                                    43215
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

                         COMMON STOCK, $.00001 PAR VALUE
                         -------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenue for its most recent fiscal year was $6,503,795.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 28, 1999, was $753,060 based on the average of the bid and asked price of $0.34375 as reported by the OTC electronic bulletin board on such date.

As of September 30, 1999, there were 2,554,056 shares of Common Stock, $.00001 Par Value issued and outstanding.


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

At least half the machines Multipress ships are special or modified in some way to suit customer requirements. In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving platen can be furnished up to 1000 ton capacity. Many special designs and configurations have been furnished in the 58 years Multipresses have been produced. These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, and several units located around a large dial table.

Multipress requires several different raw material components for its presses. Multipress is not dependent on any one supplier for any of its key parts and believes that its relationship with its suppliers is satisfactory.

Historically, the automotive, appliance, and electrical industries have provided approximately 75% of sales revenues. Additionally, Multipresses have been integrated with automated robot systems developed by unrelated companies and used in assembly line systems. Multipress competes in its market with about a half dozen other companies, none of which is dominant. Multipress competes primarily based on its ability to customize its presses, the excellent quality and longevity of its product, its excellent service, and competitive pricing.

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

No one customer accounted for more than 10% of sales in fiscal 1999.

Multipress' order backlog has no discernable pattern as customer purchasing is not seasonal. Multipress backlog at September 30, 1999 was approximately $1,600,000, which is higher than Multipress' historical average backlog of $800,000 to $1,000,000. The backlog is usually shipped within a few months from order and rarely later than six months from the date ordered.

The Company and Multipress employed a total of 34 employees as of September 30, 1999, none of whom belonged to any union.

The Company has a trademark on the tradename "Multipress".

The Company is not aware of any existing or probable governmental regulations which will have a material effect on the business.

The Company had no research and development expenses in fiscal years 1999 or 1998.

The Company incurred no material costs or effects due to compliance with environmental laws.




ITEM 2.  PROPERTY OF THE COMPANY


      Location                      Description
      --------                      -----------
560 Dublin Avenue                   A lease for approximately 50,000
Columbus, Ohio 43215-2388           square  feet  of manufacturing and
                                    office space currently expiring
                                    July, 2000, used by QPI Multipress
                                    Inc., and since August 1996 also used
                                    as the executive office of the Company.
                                    The rental rate is $8,050 per month.
                                    The property is in good condition.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a) The following table shows the high and low bid prices for the Company's Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - "QPDC"), for the period commencing October 1, 1997 to September 30, 1999. Such prices reflect inter-dealer prices, may not represent actual transactions, and do not include retail markup, markdown or commissions.

              1999                                 High            Low
              ----                                 ----            ---
First Quarter - December 31, 1998                 $17/32         $  5/32
Second Quarter - March 31, 1999                   1 1/64           19/64
Third Quarter - June 30, 1999                       5/8            13/32
Fourth Quarter - September 30, 1999                43/64           13/32

              1998                                 High            Low
              ----                                 ----            ---

First Quarter - December 31, 1997                $ 1 3/4         $ 11/16
Second Quarter - March 31, 1998                    1 3/8          1 1/32
Third Quarter - June 30, 1998                      1 3/8           53/64
Fourth Quarter - September 30, 1998                1 1/32            1/2

 (b) Approximate number of equity securities holders:

                                              Approximate Number of
                                              Record Holders (as of
          Title of Class                       September 30, 1999)
          ----------------                    ---------------------
Common Stock, $.00001 Par Value                            300

(c) Dividends:

The Company paid no dividends in the years ending September 30, 1998 or 1999. The Company does not anticipate paying dividends in the foreseeable future. The Company is restricted from paying dividends under the terms of a Credit Agreement dated November 25, 1997 with Eastlake Securities, Inc. The Company is permitted to declare or pay dividends only in shares of capital stock, options, warrants, or other rights to purchase stock and cash in lieu of fractional shares, unless otherwise approved by Eastlake Securities, Inc. The restriction is effective for the entire time of the Credit Agreement, which expires on December 29, 2000.


RECENT SALE OF UNREGISTERED SECURITIES

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. ("Eastlake"), a New York investment banking firm. The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share. The Note is due December 29, 2000 and is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake. The Series A Warrants may be exercised at any time until September 30, 2000, and the Series B Warrants may be exercised during the period October 1, 1999 to September 30, 2001.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales for the year ended September 30, 1999 were $6,503,795 as compared to $6,483,450 for the year ended September 30, 1998, an increase of $20,345 or 0.3%. The Company shipped 241 units in fiscal 1999 compared to 249 in 1998. Additionally, the Company experienced approximately $85,000 in returns relating to changing needs of customers. This compared to approximately $35,000 in 1998. The Company does not expect the increased level of returns to continue in fiscal 2000. The Company expects net sales for fiscal 2000 to reach approximately $6,600,000.

Cost of sales were $4,394,111 or 68% of sales for the year ended September 30, 1999 as compared to $4,447,498 or 69% of sales for the year ended September 30, 1998. Resulting gross profit for the periods were $2,109,684 or 32% of sales for the period ended September 30, 1999 and $2,035,952 or 31% of sales for the corresponding period a year earlier. In October 1999 the Company instituted a price increase in an effort to offset increases in labor and benefits costs. However, the Company does not expect the price increase to have a material effect on net income in fiscal 2000.

Selling, general and administrative expenses ("SG&A") were $1,591,308 or 24% of sales for the year ended September 30, 1999 as compared to $1,676,082 or 26% of sales for the period ended September 30, 1998. The decrease is due to the elimination of several one time payments occurring in fiscal 1998 totaling $151,000, composed of $65,000 paid to the Company's President and former Chief Financial Officer as part of an agreement to reprice their 350,000 stock options from $0.10 to $1.00, a subsequent buyout of the former CFO's stock options totaling $26,250 and accelerated payments on his employment contract of $60,000. However the reductions were partially offset by increases in labor and benefits expenses as the Company attempts to remain competitive in a tight labor market. Additionally, the Company incurred approximately $80,000 in consulting fees as a result of installing and implementing a new business information system. The Company expects the consulting fees to decrease beginning in April 2000. Overall, the Company expects SG&A expenses to increase slightly in fiscal 2000.

Net interest expense for the year ended September 30, 1999 was $114,551 as compared to $111,390 for the year ended September 30, 1998. The increase is due primarily to an accrual for interest on a $200,000 note payable.

The Company currently has $1,500,000 of 6% debt represented by $1,300,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt which also bears interest at 6%. An additional $200,000 of the second secured convertible note is interest free as of March 1, 1998. In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The loan is for a maximum of $150,000 at 8.04% interest and will be repaid over 39 months. Currently, there is $104,666 outstanding on this loan and it is expected to decrease as the principal is paid monthly.

Liquidity and Capital Resources

As of September 30, 1999, the Company had a working capital surplus of $1,102,770 as compared to a working capital surplus of $895,155 at September 30, 1998. The increase in working capital surplus is due to the profitable operations of the Company. This surplus should continue to increase as the Company anticipates profitable operations through the foreseeable future. The Company's major source of liquidity continues to be from available cash on hand which is generated from profitable cash flow from operations.

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

In the event of complete failure in all year 2000 areas, the Company could continue to operate at a significantly reduced level of efficiency resulting in materially increased costs to the Company. The Company is capable of switching suppliers and transaction processing could be performed manually to achieve continuing operations. The Company incurred expenditures of approximately $235,000 for hardware, software, consulting, and education in fiscal 1999.

FINANCING

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. ("Eastlake"), a New York investment banking firm. The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share. The Note is due December 29, 2000 and is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake. The Series A Warrants may be exercised at any time until September 30, 2000, and the Series B Warrants may be exercised during the period October 1, 1999 to September 30, 2001.

The Note is to be repaid quarterly by principal payments in the amount $50,000 each December, March, June and September together with any accrued interest. The entire unpaid principal balance and accrued interest are due December 29, 2000. The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake Series A Warrants to purchase 30,000 shares of common stock and Series B Warrants to purchase 45,000 shares of common stock. The placement agent also has a three year right of first refusal on future financings of the Company.

In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to provide financing for new computer equipment. The loan allows Multipress to draw up to $150,000 at 8.04% interest, over a three-month period during which interest must be paid monthly on the outstanding principal. The Company makes monthly payments of $4,703.48, including principal and interest, which will be paid through August 2001.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 1999 and September 30, 1998, there were no disagreements with the Company's accountants on accounting and financial disclosure practices.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 1999 are listed below:

         Name           Age    Position                    Director Since
         ----           ---    --------                    --------------
Bruce Weaver             39    President and Director      February 1996

Ed Varon                 54    Director                    May 1998

Murray Koppelman         68    Director                    May 1998

William Harrison, Jr     66    Director                    May 1998

Tac Kensler              32    Chief Financial Officer        --


Mr. Weaver became a consultant to the Company in November 1995, and in February 1996, he became president and a director. For more than the past five years, Mr. Weaver has been self-employed as an accountant in Canada and a consultant to financially troubled companies in the United States and Canada.

Mr. Varon has been self-employed as an investor since September 1996. For more than five years prior to September 1996, he was a founding partner of E.D. Michaels, Inc., a women's apparel manufacturer and distributor. In November 1997, he invested $50,000 in the Company's $1,500,000 note.

Mr. Koppelman is currently President and owner of Eastlake Securities, Inc. in New York. Eastlake Securities arranged the Company's recent refinancing of its bank debt and acts as collateral agent for the participants in that financing. For more than the past 5 years, Mr. Koppelman has been President and owner of Eastlake Securities, Inc. In November 1997, he invested $300,000 in the Company's $1,500,000 note.

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

Significant Employees        Age       Position
---------------------        ---       --------
Theodore P. Schwartz         62        President of QPI Multipress, Inc.


Mr. Schwartz became President of QPI Multipress, Inc. on December 15, 1997 pursuant to a five-year contract. Mr. Schwartz has been involved in the hydraulic press business for the past 38 years. Mr. Schwartz was an officer of Multipress, Inc. until 1990. For more than the past five years, Mr. Schwartz was an officer and director of PH Group, Inc., a manufacturer and marketer of hydraulic presses.

ITEM 10.          EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 1997, 1998 and 1999.

                                          Summary Compensation Table

--------------------------- ---------- ---------------- ------------- ------------- ------------- -------------- --------------

NAME AND                    YEAR       SALARY           BONUS         RESTRICTED    SECURITIES    ALL OTHER      OTHER
PRINCIPAL POSITION                                                    STOCK         UNDERLYING    COMPENSATION   ANNUAL
                                                                      AWARD(S)      OPTIONS/      ($)            COMPENSATION
                                                                      ($)           SARS (#)
--------------------------- ---------- ---------------- ------------- ------------- ------------- -------------- --------------
Bruce Weaver -                1999        $ 84,000         $1,200          -             -                             -
President (since February     1998        $ 84,000           -             -           50,000      $37,500(3)          -
1996)                         1997        $ 72,000       $75,935(1)        -          100,000                      14,038(2)
--------------------------- ---------- ---------------- ------------- ------------- ------------- -------------- --------------

Jonathon Reuben -             1999            -              -             -             -                             -
Secretary/Treasurer           1998        $ 30,000           -             -           50,000      $47,424(3)      86,250(4)
Chief Financial Officer       1997        $ 30,000       $27,576(1)        -             -                             -
   Until May 1998
--------------------------- ---------- ---------------- ------------- ------------- ------------- -------------- --------------

William Harrison, Jr. -       1999       $128,052(5)        $600                         -                             -
Vice President of QPI         1998       $123,564(5)      $ 24,500                       -                             -
Multipress, Inc.              1997       $103,176(5)      $ 39,967                     35,000                          -

--------------------------- ---------- ---------------- ------------- ------------- ------------- -------------- --------------

Theodore Schwartz             1999       $121,730(5)        $600                        50,000     $23,750(6)
President of QPI              1998       $95,228(5)       $10,500
Multipress, Inc.              1997            -              -

--------------------------- ---------- ---------------- ------------- ------------- ------------- -------------- --------------

(1) In fiscal 1997, the directors were paid these amounts as cash bonuses pursuant to a Multipress employee bonus plan and discretionary director bonuses.

(2) Represents base salary compensation foregone by Mr. Weaver in fiscal 1996.

(3) Represents cash paid to Mr. Weaver and Mr. Reuben in fiscal 1997 as part of an agreement to reprice their 350,000 stock options from $0.10 to $1.00.

(4) Represents cash paid to Mr. Reuben in the amount of $26,250 for the buyback of his 225,000 stock options and $60,000 for the accelerated payout of his employment contract.

(5) Mr. Schwartz and Mr. Harrison were each provided with premium reimbursement for life insurance as part of salary. The cost of this item is included in the above table.

(6) Represents cash paid to Mr. Schwartz as a result of the Company's contributions towards the settlement of litigation between Mr. Schwartz and his former employer.


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

Theodore P. Schwartz has an employment contract with Multipress to serve as its President for the period December 15, 1997 through December 31, 2002. Mr. Schwartz receives a base salary of $120,000, subject to cost of living increases, plus benefits and an annual bonus based upon Multipress' gross margins to the extent they exceed $2,000,000 in any fiscal year.

There were no stock options granted to any executive officer during the fiscal year ended September 30, 1999.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of September 30, 1999 regarding the ownership of each class of the Company's equity securities, beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group and beneficial owners of more than 5% of any class of securities.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
------------------------- ---------------------------- -------------------------- -------------------------

                                                              Amount and
TITLE OF CLASS            NAME AND ADDRESS               NATURE OF BENEFICIAL         PERCENT OF CLASS
                                                               OWNERSHIP
------------------------- ---------------------------- -------------------------- -------------------------
Common                    Richard W. Cohen                    333,332(1)                    9.2%
                          Lowey Dannenberg
                          One N. Lexington
                          White Plains, NY  10601

------------------------- ---------------------------- -------------------------- -------------------------

(1) For Mr. Cohen, such number of shares represents 66,666 owned and 266,666 shares issuable upon conversion of his 2001 Note, in the principal amount of $200,000 with a conversion price of $.75 per share.


         SECURITY OWNERSHIP OF MANAGEMENT

------------------------- ---------------------------- -------------------------- -------------------------

                                                              Amount and
TITLE OF CLASS            NAME AND ADDRESS               NATURE OF BENEFICIAL         PERCENT OF CLASS
                                                               OWNERSHIP
------------------------- ---------------------------- -------------------------- -------------------------
Common                    Bruce Weaver                          495,783                      13.7%
------------------------- ---------------------------- -------------------------- -------------------------

Common                    Murray Koppelman                      528,332(2)                  14.6%
                          575 Lexington Avenue
                          New York, N.Y. 10022
------------------------- ---------------------------- -------------------------- -------------------------

Common                    All other Directors &                 130,887                       3.6%
                          Officers
------------------------- ---------------------------- -------------------------- -------------------------

Common                    Directors and Officers as            1,155,002                     31.9%
                          a group (6 people )
------------------------- ---------------------------- -------------------------- -------------------------

(2) For Mr. Koppelman, such number of shares represents 66,666 owned and 266,666 shares issuable upon conversion of his 2001 Note, in the principal amount of $200,000 with a conversion price of $.75 per share. Additionally, Mr. Koppelman has warrants to purchase 30,000 shares at $1.00 per share and 45,000 shares at $2.00 per share which are included in this table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Cohen agreed to waive all interest after March 1, 1998, on his share of the Note. In December 1999, Mr. Cohen claimed that he only agreed to postpone and not waive such interest. The Company disputes this claim. The Company has accrued a liability in the amount of $18,000 for the disputed interest.

Mr. Cohen was a partner in a law firm that provided legal services to the Company and received payments of $98,242 for the year ended September 30, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company for fiscal year 1999, the Company is not aware of any director, officer, or beneficial owner of more than 10% of its outstanding common stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1      -        Restated Certificate of Incorporation of the Company
                           incorporated by reference from 10-KSB for the period ending September 30, 1997.

         3.2      -        Amended and Restated By-Laws of the Company
                           incorporated by reference from 10-KSB for the period ending September 30, 1997.

         4.2      -        Promissory Note dated August 29, 1997 issued to
                           Murray Koppelman incorporated by reference from 10-KSB for the period ending September 30, 1997.

         4.3      -        Promissory Note dated August 29, 1997 issued to
                           Richard W. Cohen incorporated by reference from 10-KSB for the period ending September 30, 1997.

         4.4      -        Promissory Note dated November 25, 1997 issued to
                           Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

         4.5      -        Form of Series A Warrant incorporated by reference
                           from 10-KSB for the period ending September 30, 1997.

         4.6      -        Form of Series B Warrant incorporated by reference
                           from 10-KSB for the period ending September 30, 1997.

        10.3     -         Employment Agreement between the Company and Bruce
                           Weaver incorporated by reference from 10-KSB for the period ending September 30, 1997.

        10.4      -        Employment Agreement between the Company and Jonathon
                           Reuben effective October 1, 1997 incorporated by reference from 10-KSB for the period ending September
                           30, 1997.

        10.5      -        Employment Agreement between Multipress and Theodore
                           P. Schwartz effective December 15, 1997 incorporated by reference from 10-KSB for the period ending
                           September 30, 1997.

        10.6      -        1997 Stock Option Plan incorporated by reference from
                           10-KSB for the period ending September 30, 1997.

        10.7      -        Credit Agreement dated November 25, 1997 among the
                           Company, Multipress and Eastlake Securities, Inc.
                           incorporated by reference from 10-KSB for the period ending September 30, 1997.

        10.8      -        Security Agreement dated November 25, 1997 among the
                           Company, Multipress and Eastlake Securities, Inc.
                           incorporated by reference from 10-KSB for the period ending September 30, 1997.

        21        -        Subsidiaries of Quality Products, Inc.

        27.1      -        Financial Data Schedule

    (b) Reports on Form 8-K

          Not applicable

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

         Quality Products, Inc.

         By: /s/Bruce Weaver                       Date: December 29, 1999
                -----------------------------
                Bruce Weaver, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             /s/Bruce Weaver                       Date:  December 29, 1999
            ---------------------------------
            Bruce Weaver
            Director and Principal Executive Officer


            /s/Tac D. Kensler                      Date:  December 29, 1999
            ---------------------------------
            Tac D. Kensler
            Chief Financial Officer

                       QUALITY PRODUCTS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 1999 AND
                       FOR THE YEARS ENDED
                       SEPTEMBER 30, 1999 AND 1998
                       AND INDEPENDENT AUDITORS' REPORT

                             QUALITY PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT                                    1


CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet,
  September 30, 1999                                           2-3

Consolidated Statements of Income
  for the Years Ended September 30, 1999 and 1998               4

Consolidated Statements of Stockholders' Deficit
  for the Years Ended September 30, 1999 and 1998               5

Consolidated Statements of Cash Flows
  for the Years Ended September 30, 1999 and 1998              6-7

Notes to Consolidated Financial Statements                     8-17


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the "Company") as of September 30, 1999 and the related consolidated statements of income, stockholders' deficit and cash flows for the years ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1999 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.


November 23, 1999

QUALITY PRODUCTS, INC.


CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               $    667,423
Trade accounts receivable, less allowance
    for doubtful accounts of $11,867                                       1,009,738
Inventories                                                                  581,909
Other current assets                                                          95,913
                                                                        ------------
Total current assets                                                       2,354,983
                                                                        ------------

PROPERTY AND EQUIPMENT                                                       849,823
Less accumulated depreciation                                               (684,654)
                                                                        ------------
Property and equipment, net                                                  165,169
                                                                        ------------

TOTAL ASSETS                                                            $  2,520,152
                                                                        ============

                                                                          (Continued)

QUALITY PRODUCTS, INC.

SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
Accounts payable                                                                $    422,949
Accrued expenses                                                                     270,812
Customer deposits                                                                    310,368
Notes payable                                                                        188,084
Notes payable, related parties                                                        60,000
                                                                                ------------
Total current liabilities                                                          1,252,213
                                                                                ------------

NON-CURRENT LIABILITIES
Notes payable, non-current                                                           896,582
Notes payable, related parties, non-current                                          460,000
                                                                                ------------
Total non-current liabilities                                                      1,356,582
                                                                                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, convertible, voting, par
    value $.00001; 10,000,000 shares authorized;
    no shares issued and outstanding
Common stock, $.00001 par value; 20,000,000
    shares authorized; 2,554,056 shares
    issued and outstanding; 1,733,333 shares
    reserved                                                                              25
Additional paid-in capital                                                        25,027,312
Accumulated deficit                                                              (25,115,980)
                                                                                ------------
Total stockholders' deficit                                                          (88,643)
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  2,520,152
                                                                                ============


See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------


                                                         1999                    1998
                                                         ----                    ----
NET SALES                                             $6,503,795              $6,483,450

COST OF GOODS SOLD                                     4,394,111               4,447,498
                                                      ----------              ----------

GROSS PROFIT                                           2,109,684               2,035,952

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              1,591,308               1,676,082
                                                      ----------              ----------

INCOME FROM OPERATIONS                                   518,376                 359,870
                                                      ----------              ----------

OTHER INCOME (EXPENSE):
Interest expense                                        (114,551)               (111,390)
Interest income                                           21,535                  28,175
Miscellaneous other income (expense)                     (13,976)                 39,079
                                                      ----------              ----------
Other expense, net                                      (106,992)                (44,136)
                                                      ----------              ----------

INCOME BEFORE INCOME TAXES                               411,384                 315,734

PROVISION FOR INCOME TAXES                                 5,267                  25,887
                                                      ----------              ----------

NET INCOME                                            $  406,117              $  289,847
                                                      ==========              ==========

EARNINGS PER SHARE:
Basic                                                $      .16               $       .11
                                                     ==========               ===========
Diluted                                              $      .16               $       .10
                                                     ==========               ===========


See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
------------------------------------------------


                                     SERIES B                            ADDITIONAL                                       TOTAL
                                     PREFERRED        COMMON STOCK        PAID-IN        ACCUMULATED       TREASURY   STOCKHOLDERS'
                                 SHARES  AMOUNT    SHARES       AMOUNT    CAPITAL          DEFICIT          STOCK        DEFICIT
                                 ------  ------    ------       ------    -------          -------          -----        -------
BALANCES,
  SEPTEMBER 30, 1997               22     $-0-   2,554,012        $25    $30,023,284     $(25,811,944)    $(5,025,972)  $(814,607)

STOCK ISSUANCE:
Convertible debentures
  issuance                                                                    30,000                                       30,000
Preferred shares conversion       (22)                  44

NET INCOME                                                                                    289,847                     289,847
                                  ---     ----   ---------        ---    -----------     ------------     -----------   ---------

BALANCES,
  SEPTEMBER 30, 1998                             2,554,056         25     30,053,284      (25,522,097)     (5,025,972)   (494,760)

TREASURY STOCK RETIREMENMT                                                (5,025,972)                       5,025,972

NET INCOME                                                                                    406,117                     406,117
                                  ---     ----   ---------        ---    -----------     ------------     ----------    ---------

BALANCES,
  SEPTEMBER 30, 1999              -0-     $-0-   2,554,056        $25    $25,027,312     $(25,115,980)    $    -0-      $ (88,643)
                                  ===     ====   =========        ===    ===========     ============     ==========    =========

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
-----------------------------------------------

                                                    1999              1998
                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 406,117      $   289,847
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation                                       43,131           13,898
    Changes in operating assets and
    liabilities:
    Restricted cash                                  15,662           26,574
    Accounts receivable                            (383,107)          75,964
    Inventories                                     144,131           82,277
    Other assets                                     44,787         (113,153)
    Accounts payable and accrued expenses            23,245         (158,337)
    Customer deposits                               (49,139)          97,466
    Income taxes                                     (2,000)         (26,000)
                                                  ---------      -----------
Net cash provided by operating
  activities                                        242,827          288,536
                                                  ---------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Capital expenditures                              (57,302)         (40,635)
                                                  ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit                                               (1,180,000)
Debenture issuance                                                 1,530,000
Payments on long-term debt                         (187,627)        (335,000)
                                                  ---------       ----------
Net cash provided by (used in)
  financing activities                             (187,627)          15,000
                                                  ---------      -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                        (2,102)         262,901

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                 669,525          406,624
                                                  ---------      -----------

CASH AND EQUIVALENTS, END OF YEAR                 $ 667,423      $   669,525
                                                  =========      ===========

                                                                  (Continued)

QUALITY PRODUCTS, INC.

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                       1999              1998
                                                                    ---------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                                              $  96,551         $ 113,297
Cash paid for taxes                                                 $  20,067         $  77,084

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. At September 30, 1999, the Company had substantially all cash and cash equivalents on deposit with one financial institution.

         Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. The Company normally requires prepayments to support large customer orders.

         OPERATING SEGMENT INFORMATION - The Company predominantly operates in one industry segment, industrial hydraulic presses. Substantially all of the Company's assets and employees are located at the Company's headquarters in Columbus, Ohio.

         ACCOUNTING FOR STOCK BASED COMPENSATION - Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0% for 1999 and 1998; volatility factors of the expected market price of the Company's common stock of 50% for 1999 and 1998; and expected life of the options of one year. These assumptions resulted in weighted average fair values of $.01 per share for stock options granted in 1998.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands except share data) for the years ended September 30:

                                                              1999         1998
                                                              ----        -----
         Pro forma net income                                 $406        $ 289

         Pro forma earnings per share:
         Basic                                                $.16        $0.11
         Diluted                                              $.16        $0.10

         Information regarding stock options outstanding as of September 30, 1999 is as follows:

                                                               OPTIONS OUTSTANDING
                                           --------------------------------------------------------------
                                                                  WEIGHTED               WEIGHTED AVERAGE
                                                                   AVERAGE                  REMAINING
         PRICE RANGE                       SHARES               EXERCISE PRICE           CONTRACTUAL LIFE
         -------------                     -------              --------------           ----------------
         $1.00 - $2.00                     375,000                    $1.13                     1 year

                                                   OPTIONS EXERCISABLE
                                           -----------------------------------
                                                                  WEIGHTED
                                                                   AVERAGE
         PRICE RANGE                       SHARES               EXERCISE PRICE
         -------------                     -------              --------------
         $1.00 - $2.00                     375,000                    $1.13

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

         ADVERTISING COSTS - Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Advertising expense amounted to $60,693 and $40,868 in 1999 and 1998, respectively.

         NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but had no elements of comprehensive income in 1999 or 1998.

         SFAS No., 131, "Disclosures About Segments of an Enterprise and Related Information", establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998, but currently operates in one industry segment.

2.       INVENTORIES

         Inventories at September 30, 1999 consist of:


         Raw materials and supplies                                                   $548,793
         Work-in-process                                                                33,116
                                                                                      --------
         Total                                                                        $581,909
                                                                                      ========


3.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 1999 consist of:


         Leasehold improvements                                                      $  18,259
         Machinery and equipment                                                       426,605
         Furniture and fixtures                                                        271,390
         Software                                                                      133,569
                                                                                     ---------
         Total property and equipment                                                  849,823
         Less accumulated depreciation                                                (684,654)
                                                                                     ---------

         Property and equipment, net                                                 $ 165,169
                                                                                     =========

         The estimated useful lives used to depreciate property and equipment are as follows:

         Leasehold improvements                                                     Lease term
         Machinery and equipment                                                       5 years
         Furniture and fixtures                                                        5 years
         Software                                                                      5 years


4.       LEASES

         At September 30, 1999, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next four years. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for all operating leases was $128,160 in 1999 and $124,553 in 1998.

         Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 1999, are:


         YEAR ENDING SEPTEMBER 30:
         -------------------------
         2000                                                                      $ 92,464
         2001                                                                        10,138
         2002                                                                         3,519
         2003                                                                         3,519
                                                                                   --------

         TOTAL                                                                     $109,640
                                                                                   ========


5.       NOTES PAYABLE

         In August 1996, the Company entered into a note payable in the amount of $500,000 with a former shareholder in connection with the settlement of certain litigation. The note was convertible, upon demand, into 500,000 to 666,666 shares of common stock of the Company at a price of $0.75 to $1.00 per share. The Company was required to make quarterly interest-only payments at 6% per annum. The agreement contained certain acceleration clauses. The principal amount of the note and unpaid interest were payable in full in August 2001.

         In August 1997, the note was purchased by two individuals (including a current member of the Board of Directors of the Company and a former Company officer) who immediately converted $100,000 ($50,000 each) into 133,332 common shares (66,666 each). The remaining notes totaling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding at September 30, 1999.

         In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. $1,100,000 remains outstanding at September 30, 1999. Each unit represents: a) a $50,000 interest in a 6%, $1,500,000 note payable, b) a warrant to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 2000, and c) a warrant to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001.
         The Company incurred expenses of approximately $150,000 in connection with this offering. The Company utilized the proceeds of the offering to repay the bank line of credit, a $135,000 note payable and expenses associated with the offering.

         In August 1998, the Company entered into an agreement with a local bank to borrow up to $150,000 to replace the Company's computer information systems. $104,666 was outstanding under this agreement at September 30, 1999.

         Maturities of notes payable for the years succeeding September 30, 1999 are:


         2000                               $  248,084
         2001                                1,348,084
         2002                                    8,498
                                            ----------

         Total                              $1,604,666
                                            ==========


6.       INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 1999 and 1998 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

         The valuation allowance decreased approximately $330,000 and $284,000 in the years ended September 30, 1999 and 1998, respectively, representing primarily net taxable income in those years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         At September 30, 1999, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $28,400,000 and $29,200,000, respectively, which is available to offset future taxable income, if any, through 2010.

         The tax provisions for the years ended September 30, 1999 and 1998 are composed of Federal alternative minimum tax and city income taxes.

7.       STOCK OPTIONS

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


                                                                                           OPTION PRICE
                                                                 SHARES                      PER SHARE
                                                                 ------                      ---------
         Outstanding at
           September 30, 1997                                    350,000                       $0.10

         Cancelled                                              (225,000)                  $0.10 - $2.00

         Granted during the year                                 100,000                       $2.00
                                                                --------
         Outstanding at
           September 30, 1998                                    225,000                   $1.00 - $2.00

         Cancelled                                                -0-                           N/A

         Granted during the year                                  -0-                           N/A
                                                                --------

         Outstanding at
           September 30, 1999                                    225,000                   $1.00 - $2.00
                                                                ========


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

         In the two years ended September 30, 1999, options to receive 150,000 shares of the Company's common stock at $1.00 per share were outstanding. No options were granted, exercised or cancelled during that period.

8.       EARNINGS PER SHARE

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

         The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                       Year Ended September 30
                                                    -----------------------------
                                                      1999                  1998
                                                      ----                  ----
BASIC:
Net Income Available To Common
  Shareholders                                     $  406,117           $  289,847
Weighted Average Shares Outstanding                 2,554,056            2,554,034
Basic Earnings Per Share (FAS 128)                 $     0.16           $     0.11


DILUTED:
Net Income Available to Common
  Shareholders                                     $  406,117           $  289,847
Weighted Average Shares Outstanding                 2,554,056            2,554,034
Net Effect of Dilutive Stock
  Options and Warrants Based on
  the Treasury Stock Method
  Using Average Market Price                              -0-              229,242
Total Shares                                        2,554,056            2,783,276
Diluted Earnings Per Share (FAS 128)               $     0.16           $     0.10
Average Market Price of Common Stock               $     0.51           $     1.10
Ending Market Price of Common Stock                $     0.50           $     0.75

The following securities were excluded from the calculation of diluted earnings per share at September 30, 1999 because they are considered anti-dilutive under FAS 128:

1. Options granted to a Company officer and director to purchase 50,000 and 175,000 shares of the Company's common stock at $2.00 and $1.00, respectively, per share.

         2. Warrants issued pursuant to the Company's debentures to purchase 495,000 and 330,000 shares of common stock @ $2.00 and $1.00, respectively, per share.

         3. Options granted to employees under the Company's qualified stock option plan to purchase 150,000 shares @ $1.00 per share.

         4. Warrants issued pursuant to the Company's convertible note payable subsequently purchased by a current member of the Board of Directors and a former Company officer to purchase 533,333 shares of common stock @ $.75 per share (see Note 5).

9.       TREASURY STOCK

         During 1994, the Board of Directors authorized the acquisition of up to 250,000 shares of the Company's common stock. Through September 30, 1994, a total of 176,775 shares of common stock were acquired. No shares have been reacquired since September 1994. In 1999, the Company retired and cancelled the treasury stock.

10.      EMPLOYEE RETIREMENT PLAN

         The Company maintains a 401(K) Plan for the benefit of all full-time employees. Employees may make voluntary contributions to the Plan. Plan expenses incurred by the Company totalled approximately $8,700 during 1999 and $6,600 during 1998.

11.      RELATED PARTY TRANSACTIONS

         In the year ended September 30, 1997, a shareholder and a member of the Board of Directors each purchased $250,000 of the $500,000 note payable (see Note 5). Each note holder immediately exercised a conversion option in the note to convert $50,000 of the note into 66,666 shares of the Company's common stock. The shareholder was a partner in a law firm that served as the Company's outside general counsel through March 1998. The law firm received payments of $113,315 for the year ended September 30, 1998, for legal services rendered to the Company. Total interest paid was $12,000 and $18,000 for the years ended 1999 and 1998, respectively.

         In connection with the Company's private placement debenture offering in November 1997 (see Note 5), a member of the Board of Directors and related family members purchased a total of 10 units. An immediate family member of a former Company officer purchased 1 unit. Another member of the Board of Directors purchased 1 unit. The total interest paid in connection with the notes was $27,323 and $29,173 for the years ended September 30, 1999 and 1998, respectively.

12.      COMMITMENTS AND CONTINGENCIES

         In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company's presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer's facility. Although the Company's subsidiary carries full product liability insurance, the Company's former management did not notify the insurance carrier within the prescribed time period. Accordingly, this claim is not covered by insurance. Based upon consultation with the Company's counsel, the Company does not believe that the litigation will have a material adverse affect on the consolidated financial position, results of operations or cash flows of the Company. The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.