Form 10QSB
period 1999-12-31
QUALITY PRODUCTS INC
filed 2000-02-10
CIK 843462

                     U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1999

                         Commission file number 0-18145


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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(I) Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 10, 2000, 2,554,056 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____  No __X__

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999
                                   (Unaudited)

ASSETS

Current Assets
            Cash and cash equivalents                      $   688,824
            Trade accounts receivable, less
             allowance for doubtful accounts of $ 11,867       858,657
            Inventories                                        807,651
           Other Current Assets                                 92,891
                                                           -----------
Total Current Assets                                         2,448,023

Property and Equipment                                         850,933
            Less Accumulated Depreciation                     (696,421)
                                                           -----------
            Property and Equipment, net                        154,512
Other Assets                                                     3,658

TOTAL ASSETS                                               $ 2,606,193
                                                           ===========


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                December 31, 1999
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                            $   522,133
Accrued expenses                                                                237,006
Customer deposits                                                               186,737
Income taxes payable                                                              3,231
Note payable, current                                                           678,464
Note payable, related parties, current                                          420,000
                                                                           ------------
Total Current Liabilities                                                   $ 2,047,571
                                                                           ------------

NON-CURRENT LIABILITIES:

Notes payable, non-current                                                  $    40,069
Notes payable, related parties, non-current                                     400,000
                                                                           ------------
Total non-current liabilities                                               $   440,069
                                                                           ------------

TOTAL LIABILITIES                                                           $ 2,487,640
                                                                           ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, convertible, voting, par Value $.00001; 10,000,000 shares authorized; No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                                 $        25
         shares authorized; 2,554,056 shares issued and
         outstanding; 1,733,333 shares reserved
Additional paid in capital                                                   25,027,312
Accumulated deficit                                                         (24,908,784)
                                                                           ------------
Total stockholders' equity                                                  $   118,553
                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 2,606,193
                                                                           ============

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                               STATEMENT OF INCOME

                                                                    For the three months ended
                                                                          December 31,

                                                                       1999          1998
                                                                    (Unaudited)   (Unaudited)
Net Sales                                                           $ 1,703,279   $ 1,624,041
Cost of Goods Sold                                                  $ 1,016,474   $ 1,071,273
                                                                    -----------   -----------
Gross Profit                                                        $   686,805   $   552,768

Selling, General, & Administrative Expenses                         $   460,181   $   355,735
                                                                    -----------   -----------

Operating Income                                                    $   226,624   $   197,033

Other Income(Expense)
   Interest Expense                                                 ($   27,851)  ($   25,655)
   Interest Income                                                  $     9,061   $     6,376
 Other Income                                                       $     2,643   $       239
                                                                    -----------   -----------
   Total Other (Expense)                                            ($   16,147)  ($   19,040)

Income Before Income Taxes                                          $   210,477   $   177,993

Income Taxes                                                        $     3,281   $     4,550
                                                                    -----------   -----------

Net Income                                                          $   207,196   $   173,443

Earnings per share:

   Basic and diluted earnings per common share (Note 3)             $      0.08   $      0.07
                                                                    -----------   -----------



See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS

                                                 For the three months ended
                                                       December 31,

                                                   1999            1998
                                                (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                    $  207,196     $  173,443

Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Depreciation and amortization                     11,767          7,842

Cash used for current assets and liabilities:
     Restricted Cash                                   --           15,662
     Accounts receivable                            151,081       (361,801)
     Inventories                                   (225,742)       (37,574)
     Other assets                                      (636)         2,638
     Accounts payable                                99,184         59,498
     Accrued expenses                               (33,806)       (15,418)
     Customer Deposits                             (123,631)       (30,621)
     Income Taxes Payable                             3,231          4,500
                                                 ----------     ----------
 Cash provided(used) by operating activities     $   88,644     ($ 181,831)

Cash Flows Used by Investing Activities:
     Purchase of machinery & equipment               (1,110)       (29,645)

Cash Flows From Financing Activities:
     Borrowings-Bank Note                              --           39,805
     Principal Repayments-Bank Note                 (16,133)        (7,418)
     Principal Repayment - Debentures               (50,000)       (50,000)
                                                 ----------     ----------
 Cash used for financing activities                 (66,133)       (17,613)

Net Increase (Decrease) in Cash                      21,401       (229,089)
Cash at Beginning of Period                         667,423        669,525
                                                 ----------     ----------
Cash at End of Period                            $  688,824     $  440,436
                                                 ==========     ==========

                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:

                                                  Three Months Ended
                                                      December 31,

                                                 1999            1998
                                                 ----            ----
Cash paid for interest                         21,851          25,654
Cash paid for taxes                               50               50

                             QUALITY PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and
         Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Quality Products, Inc. (the "Company") Form 10-KSB for the year ended September 30, 1999, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

         The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

2.       Inventories

         Inventories at December 31, 1999 consist of:

         Raw materials and supplies                                 $   442,495
         Work-in-process                                                342,914
         Finished goods                                                  22,242
                                                                    -----------

         Total                                                      $   807,651
                                                                    ===========

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

                                                                       3 Months Ended December 31:

                                                                         1999             1998
                                                                         ----             ----
BASIC:

    Average Shares Outstanding                                        2,554,056        2,554,056


    Net Income                                                         $207,196         $173,443

    Basic Earnings Per Share                                              $0.08            $0.07

                                            3 Months Ended December 31:

                                               1999         1998
                                            ----------   ----------
DILUTED:

    Average Shares Outstanding               2,554,056    2,554,056

    Net Effect of Dilutive
        Stock options and warrants
        based on the treasury stock
        method using average market price            0            0

    Total Shares                             2,554,056    2,554,056


    Net Income                              $  207,196   $  173,443

    Diluted Earnings Per Share              $     0.08   $     0.07

    Average Market Price of Common Stock    $     0.42   $     0.39

    Ending Market Price of Common Stock     $     0.35   $     0.35

         The following securities were excluded from the calculation of diluted earnings per share at December 31, 1999 because they are considered anti-dilutive under FAS 128:

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

         4) Notes convertible into 533,333 shares of common stock at $0.75 per share.

4.  Notes Payable

Maturities of notes payable for the 5 years succeeding December 31, 1999 are:

               2000       $1,098,464
               2001          440,069
                          ----------
               Total      $1,538,533
                          ==========

5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(91,000) in the period ended December 31, 1999 and decreased approximately $(77,000) in the period ended December 31, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At December 31, 1999, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $28,328,000 and $29,181,000, respectively, which is available to offset future taxable income, if any, through 2010.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 as Compared to December 31, 1998

Net Sales for the three months ended December 31, 1999 were $1,703,279 as compared to $1,624,041 for the three months ended December 31, 1998, an increase of $79,238 or 4.9%. Gross profit was $686,805 or 40.3% of sales as compared to $552,768 or 34.0% of sales for the same period a year earlier. Sales increased due to a more standardized product mix, which decreases delivery times. The Company shipped 60 units in the current period compared to 54 units in the same period last year. The Company maintains a strong backlog of approximately $1.1 million. Gross profit increased as a percentage of sales due to the unusually high standardized product mix discussed above. The Company expects gross profit percentages to decrease in the next quarter. The Company expects sales for the three months ending March 31, 2000 to reach approximately $1.6 million.

Selling, general and administrative expenses increased from $355,735 during the three months ended December 31, 1998 to $460,181 for the three months ended December 31, 1999. Selling general and administrative expenses as a percentage of sales were 27.0% during the three months ended December 31, 1999 as compared to 21.9% for the three months ended December 31, 1998. Of the approximately $104,000 increase in selling, general and administrative expenses, approximately $66,000 is due to non-recurring expenses for the investigation of new business opportunities. The remaining increase of approximately $38,000 reflects rising labor and benefits expenses as the Company attempts to remain competitive in a tight labor market, and additional commissions due to outside sales representatives. The percentage is expected to remain constant in the next period.

Net interest expense for the three months ended December 31, 1999 was $18,790 as compared to $19,279 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness.

The Company currently has $1,450,000 of 6% debt represented by $1,050,000 first secured debt issued in November 1997 and $400,000 second secured convertible debt.

In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to finance computer equipment. The agreement allowed Multipress to borrow up to $150,000 at 8.04% interest and to repay the loan over 39 months. Currently, there is $88,533 outstanding on this loan.

Net income for the period was $207,196 as compared to $173,443 for the same three month period a year earlier, an increase of $33,753 or 19.5%.

The income tax provision in the three months ended December 31, 1999 and 1998 includes a benefit related to utilization of NOL carry forwards of approximately $89,000 and $74,600 respectively. The 1999 and 1998 provision relates to the Company's city income taxes.

Liquidity and Capital Resources

As of December 31, 1999, the Company had a working capital surplus of $400,452 as compared to a working capital surplus of $977,732 at December 31, 1998 and a working capital surplus of $1,102,770 at September 30, 1999. The decrease is due to the transfer of a majority of the Company's long-term debt into current liabilities as the debt is now due within one year. However, the surplus should continue to increase as the Company anticipates profitable operations in the future. The Company's major source of liquidity continues to be from internal operations.

Year 2000 Compliance

To date, the Company has experienced no problems relating to the year 2000 computer issue either internally or from any of its suppliers or customers.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits
                  27.1 Financial Data Schedule

         b.       Reports on Form 8-K

                  Not applicable


Statements in this Form 10-QSB that are not historical facts, including statements about the Company's prospects, and the possible conversion of notes to stock, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the statements made, including the impact of the litigation against the Company. Please see the information appearing in the Company's 1999 Form 10-KSB under "Risk Factors."

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      QUALITY PRODUCTS, INC.
                                            Registrant


Date:  February 10, 2000              By  /s/ Bruce C. Weaver
                                          -------------------------------------
                                          Bruce C. Weaver
                                          President (Principal Executive
                                          Officer)





                                      By  /s/ Tac D. Kensler
                                          --------------------------------------
                                          Tac D. Kensler
                                          Chief Financial Officer