Form 10QSB
period 2000-03-31
QUALITY PRODUCTS INC
filed 2000-05-08
CIK 843462

                     U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (I) Yes  X      No
                                           ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 9, 2000, 2,554,056 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET


                                 March 31, 2000
                                   (Unaudited)

ASSETS
Current Assets
            Cash and cash equivalents                           $   966,657
            Trade accounts receivable, less
             allowance for doubtful accounts of $ 11,867            698,085
            Inventories                                             858,591
            Other Current Assets                                     98,098
                                                                 ----------
Total Current Assets                                              2,621,431

Property and Equipment                                              860,802
            Less Accumulated Depreciation                          (708,658)
                                                                 ----------
            Property and Equipment, net                             152,144

TOTAL ASSETS                                                     $2,773,575
                                                                 ==========



                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                 March 31, 2000
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                       $    563,063
Accrued expenses                                                            185,350
Customer deposits                                                           206,096
Income taxes payable                                                          7,352
Note payable, current                                                       649,453
Note payable, related parties, current                                      400,000
                                                                            -------
Total Current Liabilities                                              $  2,011,314
                                                                         -----------

NON-CURRENT LIABILITIES:

Notes payable, non-current                                             $     26,680
Notes payable, related parties, non-current                                 400,000
                                                                       ------------
Total non-current liabilities                                          $    426,680
                                                                         ----------

TOTAL LIABILITIES                                                      $  2,437,994
                                                                       ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, convertible, voting, par
        Value $.00001; 10,000,000 shares authorized;
        No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                                    $ 25
         shares authorized; 2,554,056 shares issued and
         outstanding; 1,733,333 shares reserved
Additional paid in capital                                               25,027,312
Accumulated deficit                                                     (24,691,756)
                                                                         ----------

Total stockholders' equity                                                $ 335,581
                                                                       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  2,773,575
                                                                        ============

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                               STATEMENT OF INCOME

                                   (Unaudited)

                                               For the six months ended        For the three months ended
                                                       March 31,                          March 31,
                                                 2000            1999               2000          1999
                                                 ----            ----               ----          ----
Net Sales                                     $3,497,500        $3,671,183       $1,794,221    $2,047,142
Cost of Goods Sold                             2,164,205         2,418,283        1,147,731     1,347,009
                                            ------------      ------------      ------------     --------
Gross Profit                                   1,333,295         1,252,900          646,490       700,133

Selling, General, & Admin Expenses               878,442           840,491          418,261       484,756
                                            ------------      ------------      ------------    ---------

Operating Income                                 454,853           412,409          228,229       215,377

Other Income (Expense):
Interest Expense                                 (40,486)          (50,050)         (12,635)      (24,396)
Interest Income                                   18,831            12,368            9,770         5,992
Other Income                                       4,890             1,200            2,247           961
                                            ------------      ------------      ------------    ---------
Total Other (Expense)                            (16,765)          (36,482)            (618)      (17,443)

Income Before Income Taxes                       438,088           375,927          227,611       197,934

Income Taxes                                      13,864            (3,733)          10,583        (8,283)
                                            ------------      ------------      ------------    ----------

Net Income                                    $  424,224        $  379,660          217,028      $206,217

Earnings per share:

Basic and diluted earnings per common         $     0.17        $     0.15       $     0.08    $     0.08
share(Note 3)                               =============     =============      ==========     =========


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS


                                                                       For the six months ended
                                                                                March 31,

                                                                             2000                      1999
                                                                         (Unaudited)               (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                                               $424,224                  $379,660

Adjustments to reconcile net income to net
   cash provided by operating activities;
   Depreciation and amortization                                              24,004                    19,607

Cash provided by current assets and liabilities:
     Restricted Cash                                                            --                      15,662
     Accounts receivable                                                     311,653                  (197,989)
     Inventories                                                            (276,682)                   90,739
     Other assets                                                             (2,185)                   (6,975)
     Accounts payable                                                        140,114                   113,498
     Accrued expenses                                                        (85,462)                  (29,011)
     Customer Deposits                                                      (104,272)                 (265,866)
     Income Taxes Payable                                                      7,352                    (2,000)
                                                                        ------------             --------------
 Cash provided by operating activities                                      $438,746                  $117,325

Cash Flows Used by Investing Activities:
     Purchase of machinery & equipment                                       (10,979)                  (38,850)

Cash Flows From Financing Activities:
     Borrowings-Bank Note                                                       --                      39,805
     Principal Repayments-Bank Note                                          (28,533)                  (18,883)
     Principal Repayment - Debentures                                       (100,000)                 (100,000)
                                                                           ---------                 ---------
 Cash used for financing activities                                         (128,533)                  (79,078)

Net Increase (Decrease) in Cash                                              299,234                      (603)
Cash at Beginning of Period                                                  667,423                   669,525
                                                                             -------                   -------
Cash at End of Period                                                       $966,657                  $668,922
                                                                            ========                ==========

                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:


                                                                        Six Months Ended
                                                                              March 31,

                                                                         2000            1999
                                                                         ----            ----
Cash paid for interest                                                 42,486           50,050
Cash paid for taxes                                                     6,512            9,067

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

         The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

2.       Inventories

         Inventories at March 31, 2000 consist of:

         Raw materials and supplies                  $509,283
         Work-in-process                              317,057
         Finished goods                                32,251
                                                  -----------

         Total                                      $ 858,591
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


                                              6 Months Ended                  3 Months Ended
                                                  March 31,                        March 31,

                                            2000           1999              2000          1999
                                            ----           ----              ----          ----
         BASIC:

         Average Shares Outstanding      2,554,056     2,554,056         2,554,056    2,554,056

         Net Income                      $ 424,224     $ 379,660         $ 217,028     $206,217

         Basic Earnings Per Share        $    0.17     $    0.15         $    0.08     $   0.08


                                                        6 Months Ended               3 Months Ended
                                                            March 31,                    March 31,
                                                     2000           1999            2000         1999
                                                     ----            ----           ----         ----

         DILUTED:
         Average Shares Outstanding               2,554,056      2,554,056         2,554,056   2,554,056

         Net Effect of Dilutive
         Stock options and warrants
             based on the treasury stock
             method using average market price          0               0            121,514          0

         Total Shares                             2,554,056      2,554,056         2,675,570   2,554,056

         Net Income, excluding interest
              expense on dilutive securities      $ 424,224      $ 379,660         $ 220,028   $ 206,217

         Diluted Earnings Per Share            $       0.17   $       0.15         $    0.08   $    0.08

         Average Market Price
             of Common Stock                   $    0.7324    $     1.4873         $  0.9713   $  0.6212

         Ending Market Price
             of Common Stock                   $    1.0625    $     0.5625         $  1.0625   $  0.5625


         The following securities were excluded from the calculation of diluted earnings per share at March 31, 2000 because they are considered anti-dilutive under FAS 128:

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

         4) Notes convertible into 533,333 shares of common stock at $0.75 per share (omitted from the calculation for the six months ended March 31, 2000, but included in the calculation for the three months ended March 31, 2000).

4.  Notes Payable

Maturities of notes payable for the 5 years succeeding March 31, 2000 are:

               2001       $1,049,453
               2002          426,680
                          ----------
               Total      $1,476,133
                          ==========


5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2000 and 1999 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(98,000) in the period ended March 31, 2000 and decreased approximately $(85,000) in the period ended March 31, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At March 31, 2000, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $28,251,000 and $29,161,000, respectively, which is available to offset future taxable income, if any, through 2010.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 as Compared to March 31, 1999

Net Sales for the three months ended March 31, 2000 were $1,794,221 as compared to $2,047,142 for the three months ended March 31, 1999, a decrease of $252,921 or 12.4%. Gross profit was $646,490 or 36.0% of sales as compared to $700,133 or 34.2% of sales for the same period a year earlier. Sales decreased because the prior period included one unusually large order valued at $318,000. However, the Company did surpass its expectation of $1.6 million for the quarter. The Company shipped 67 units in the current period compared to 65 units in the same period last year. The Company maintains a strong backlog of approximately $1.2 million. Gross profit increased as a percentage of sales due to the continuing customer requests for standard products, which are less labor-intensive than custom machines. The Company expects gross profit percentages to decrease in the next quarter because shipments may include more custom machines. The Company expects sales for the three months ending June 30, 2000 to be approximately $1.7 million.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $418,261 as compared to $484,756 for the three months ended March 31, 1999, a decrease of $66,495 or 13.7%. The year-ago period included a one-time expense of $23,750 paid to the President of the Company's subsidiary, QPI Multipress, Inc., to settle a labor dispute between the President and his former employer. Commission expenses decreased approximately $40,000 in the current period as more sales were closed by non-commissioned salespersons. Selling, general and administrative expenses as a percentage of sales decreased to 23.3% during the three months ended March 31, 2000 as compared to 23.7% for the three months ended March 31, 1999. The percentage is expected to remain constant in the next period.

Net interest expense for the three months ended March 31, 2000 was $2,865 as compared to $18,404 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness and the reversal of $5,000 of previously accrued interest, which was not realized.

The Company currently has $1,400,000 of 6% debt represented by $1,000,000 first secured debt issued in November 1997 and $400,000 second secured convertible debt.

Net income for the period was $217,028 as compared to $206,217 during the corresponding period a year earlier, an increase of $10,811 or 5.2%. Net income is expected to remain consistent in the next period.

The income tax provision in the three months ended March 31, 2000 and 1999 includes a benefit related to utilization of NOL carry forwards of approximately $98,000 and $85,000 respectively. The 2000 and 1999 provision relates to the Company's city income taxes.

Six Months Ended March 31, 2000 as Compared to March 31, 1999

Net sales for the six months ended March 31, 2000 were $3,497,500 as compared to $3,671,183 for the six months ended March 31, 1999, a decrease of $173,683 or 4.7%. Gross profit was $1,333,295 or 38.1% of sales as compared to $1,252,900 or 34.1% of sales for the same period a year earlier. Sales decreased because the prior period included one unusually large order valued at $318,000. However, gross profit increased as a percentage of sales due to the continuing customer requests for standard products which are less labor-intensive than custom machines. The Company expects sales for the three months ending June 30, 2000 to be approximately $1.7 million.



Selling, general and administrative expenses for the six months ended March 31, 2000 were $878,442 as compared to $840,491 for the six months ended March 31, 1999, an increase of $37,951 or 4.5%. Selling general and administrative expenses as a percentage of sales increased to 25.1% during the six months ended March 31, 2000 as compared to 22.9% for the six months ended March 31, 1999. The percentage increase is primarily due to the decreased sales for the six months. The percentage is expected to remain constant in the next period.

Net interest expense was $21,655 for the six months ended March 31, 2000 as compared to $37,682 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness.

The Company currently has $1,400,000 of 6% debt represented by $1,000,000 first secured debt issued in November 1997 and $400,000 second secured convertible debt.

Net income for the period was $424,224 as compared to $379,660 during the corresponding period a year earlier. Net income is expected to remain consistent in the next period.

The income tax provision for the period ending March 31, 2000 and 1999 includes a benefit related to utilization of NOL carry forwards of approximately $187,000 and $159,600, respectively. The 2000 provision relates to city income taxes.

Liquidity and Capital Resources

As of March 31, 2000, the Company had a working capital surplus of $610,117 as compared to a working capital surplus of $1,138,006 at March 31, 1999 and a working capital surplus of $1,102,770 at September 30, 1999. The decrease is due to the transfer of a majority of the Company's long-term debt into current liabilities as the debt is now due within one year. However, the surplus should increase as the Company anticipates profitable operations in the future. The Company's major source of liquidity continues to be from internal operations.

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

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                               QUALITY PRODUCTS, INC.
                                                     Registrant


Date:  May 9, 2000                    By       /s/ Bruce C. Weaver
                                               --------------------------------
                                               Bruce C. Weaver
                                               President (Principal Executive
                                               Officer)





                                      By       /s/ Tac D. Kensler
                                               --------------------------------
                                               Tac D. Kensler
                                               Chief Financial Officer