Form 10QSB
period 2000-06-30
QUALITY PRODUCTS INC
filed 2000-08-03
CIK 843462

                     U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB


              /X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 3, 2000, 2,554,056 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET


                                  June 30, 2000
                                   (Unaudited)


ASSETS

Current Assets
Cash and cash equivalents                                            $ 1,198,915
Trade accounts receivable, less
    allowance for doubtful accounts, of $ 11,867                         690,180
Inventories                                                              881,477
Other Current Assets                                                      79,431
                                                                     -----------
Total Current Assets                                                   2,850,003

Investments-long term                                                      7,637

Property and Equipment                                                   883,531
Less Accumulated Depreciation                                           (721,909)
                                                                     -----------
Property and Equipment, net                                              161,622

TOTAL ASSETS                                                         $ 3,019,262
                                                                     ===========


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                  June 30, 2000
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $    549,010
Accrued expenses                                                                 243,167
Customer deposits                                                                213,184
Income taxes payable                                                               9,307
Note payable, current                                                            620,465
Note payable, related parties, current                                           380,000
                                                                            ------------
Total Current Liabilities                                                   $  2,015,133
                                                                            ------------
NON-CURRENT LIABILITIES:

Notes payable, non-current                                                  $     13,017
Notes payable, related parties, non-current                                      400,000
                                                                            ------------
Total non-current liabilities                                               $    413,017
                                                                            ------------

TOTAL LIABILITIES                                                           $  2,428,150
                                                                            ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferredstock, convertible, voting, par Value $.00001; 10,000,000 shares authorized; No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                                 $         25
         shares authorized; 2,554,056 shares issued and
         outstanding; 1,733,333 shares reserved
Additional paid in capital                                                    25,027,312
Accumulated deficit                                                          (24,436,225)
                                                                            ------------

Total stockholders' equity                                                  $    591,112
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  3,019,262
                                                                            ============


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                               STATEMENT OF INCOME

                                   (Unaudited)


                                                  For the nine months ended     For the three months ended
                                                           June 30,                      June 30,
                                                      2000           1999           2000           1999
                                                      ----           ----           ----           ----
Net Sales                                         $ 5,360,941    $ 4,883,718    $ 1,863,442    $ 1,212,535
Cost of Goods Sold                                  3,297,116      3,264,390      1,132,911        846,108
                                                  -----------    -----------    -----------    -----------
Gross Profit                                        2,063,825      1,619,328        730,531        366,427

Selling, General, & Admin Expenses                  1,334,545      1,241,621        456,104        401,130
                                                  -----------    -----------    -----------    -----------

Operating Income                                      729,280        377,707        274,427        (34,703)

Other Income (Expense):
Interest Expense                                      (52,112)       (73,689)       (11,626)       (23,639)
Interest Income                                        31,659         16,742         12,828          4,374
Other Income                                            5,365          4,582            475          3,382
                                                  -----------    -----------    -----------    -----------
Total Other Income(Expense)                           (15,088)       (52,365)         1,677        (15,883)

Income(Loss) Before Income Taxes                      714,192        325,342        276,104        (50,586)

Income Taxes                                           34,437            767         20,573          4,500
                                                  -----------    -----------    -----------    -----------

Net Income(Loss)                                  $   679,755    $   324,575    $   255,531    $   (55,086)

Earnings per share:

Basic earnings(loss) per common share(Note 4)     $      0.27    $      0.13    $      0.10    $   ( 0.02)
                                                  ===========    ===========    ===========      =========

Diluted earnings(loss) per common share(Note 4)   $      0.27    $      0.13    $      0.09    $   ( 0.02)
                                                  ===========    ===========    ===========      =========

                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS


                                                                      For the nine months ended
                                                                              June 30,

                                                                    2000                      1999
                                                                 (Unaudited)               (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                                    $    679,755              $    324,575

Adjustments to reconcile net income to net
   cash provided by operating activities;
   Depreciation and amortization                                       37,254                    31,389

Cash provided by current assets and liabilities:
     Restricted Cash                                                     --                      15,662
     Accounts receivable                                              319,558                  (104,484)
     Inventories                                                     (299,568)                   22,259
     Other assets                                                      16,482                    23,207
     Accounts payable                                                 126,061                  (109,695)
     Accrued expenses                                                 (27,645)                   (3,912)
     Customer Deposits                                                (97,184)                 (288,115)
     Income Taxes Payable                                               9,307                    (2,000)
                                                                 ------------              ------------
 Cash provided by operating activities                           $    764,020              $    (91,114)

Cash Flows Used by Investing Activities:
     Purchase of machinery & equipment                                (33,707)                  (40,985)
     Purchase of investments                                           (7,637)                      --
                                                                 ------------              ------------
Cash used for investing activities                                    (41,344)                  (40,985)

Cash Flows From Financing Activities:
     Borrowings-Bank Note                                                --                      39,805
     Principal Repayments-Bank Note                                   (41,184)                  (30,555)
     Principal Repayment - Debentures                                (150,000)                 (150,000)
                                                                 ------------              ------------
 Cash used for financing activities                                  (191,184)                 (140,750)

Net Increase (Decrease) in Cash                                       531,492                  (272,849)
Cash at Beginning of Period                                           667,423                   669,525
                                                                 ------------              ------------
Cash at End of Period                                            $  1,198,915              $    369,676
                                                                 ============              ============

                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:


                                                      Nine Months Ended
                                                           June 30,

                                                      2000            1999
                                                      ----            ----
Cash paid for interest                              62,112           73,688
Cash paid for taxes                                 25,130           13,567

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

         The information furnished reflects all adjustments (all of which were of a normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

2.       Long-term Investments

         During the three months ended June 30, 2000, the Company invested in marketable equity securities deemed by management to be available-for-sale. The securities are reported at fair value with net unrealized gains and losses reported within stockholders' equity. For the three months and nine months ended June 30, 2000 unrealized gains and losses were immaterial.

3.       Inventories

         Inventories at June 30, 2000 consist of:


        Raw materials and supplies                             $  495,911
        Work-in-process                                           359,783
        Finished goods                                             25,783
                                                               ----------

        Total                                                  $  881,477
                                                               ==========

4.  Earnings Per Share

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


                                        9 Months Ended               3 Months Ended
                                           June 30,                     June 30,

                                      2000          1999          2000          1999
                                      ----          ----          ----          ----
BASIC:

Average Shares Outstanding         2,554,056     2,554,056     2,554,056     2,554,056

Net Income(Loss)                   $ 679,755     $ 324,575     $ 255,531     $ (55,086)

Basic Earnings(Loss) Per Share     $    0.27     $    0.13     $    0.10     $   (0.02)

                                                9 Months Ended             3 Months Ended
                                                   June 30,                   June 30,
                                               2000          1999          2000          1999
                                               ----          ----          ----          ----
DILUTED:

Average Shares Outstanding                2,554,056     2,554,056     2,554,056     2,554,056

Net Effect of Dilutive
Stock options and warrants
    based on the treasury stock
    method using average market price             0             0       251,224             0

Total Shares                              2,554,056     2,554,056     2,805,280     2,554,056

Net Income(Loss), excluding interest
   expense on convertible securities      $ 679,755     $ 324,575     $ 258,531     $ (55,086)

Diluted Earnings(Loss) Per Share          $    0.27     $    0.13     $    0.09     $   (0.02)

Average Market Price
    of Common Stock                       $  0.7120     $  0.4901     $  1.1258     $  0.4932

Ending Market Price
    of Common Stock                       $  0.9688     $  0.5625     $  0.9688     $  0.5625



         Certain options and warrants were excluded from the calculation of diluted earnings per share at June 30, 2000 because they are considered anti-dilutive under FAS 128:

         1) Options granted to a Company officer and director to purchase 50,000 shares of the Company's common stock at $2.00 per share, and 175,000 shares at $1.00 per share. The $2.00 options were antidilutive for all periods reported, whereas the $1.00 options were dilutive only for the 3 months ended June 30, 2000.

         2) Warrants issued pursuant to the Company's debentures to purchase 495,000 shares of common stock @ $2.00 per share, and 330,000 shares at $1.00 per share. The $2.00 options were antidilutive for all periods reported, whereas the $1.00 options were dilutive only for the 3 months ended June 30, 2000.

         3) Options granted to Company employees to purchase 150,000 shares of the Company's common stock at $1.00 per share. The options were dilutive only for the three months ended June 30, 2000.

         4) Notes convertible into 533,333 shares of common stock at $0.75 per share. The convertible shares were dilutive only for the three months ended June 30, 2000.


5.  Notes Payable

Maturities of notes payable for the 5 years succeeding June 30, 2000 are:

         2001      $ 1,000,465
         2002          413,017
                   -----------

         Total     $ 1,413,482
                   ===========

6.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2000 and 1999 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(119,000) in the period ended June 30, 2000 and increased approximately $22,000 in the period ended June 30, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At June 30, 2000, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $28,157,000 and $29,136,000, respectively, which is available to offset future taxable income, if any, through 2010.

7. New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1999. Gross unrealized gains and losses on available-for-sale securities were immaterial for the nine months ended June 30, 2000.

8. Subsequent Events

The lease for the Company headquarters expired on June 30, 2000. The Company is currently negotiating terms of an extension to the lease, allowing operations to continue in the same facility. The lease is expected to be finalized in August 2000 and no interruption of operations is anticipated.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 as Compared to June 30, 1999

Net Sales for the three months ended June 30, 2000 were $1,863,442 compared to $1,212,535 for the three months ended June 30, 1999, an increase of $650,907 or 53.7%. Gross profit was $730,531 or 39.2% of sales compared to $366,427 or 30.2% of sales for the same period a year earlier. Sales increased because the Company did not experience the slowdown in new orders that it incurred last year during its second fiscal quarter. The Company started the current period with a backlog of $1.2 million versus $723,000 to begin the period last year. The Company shipped 60 units in the current period compared to 51 units in the same period last year. The Company maintains a strong backlog of approximately $1.3 million. Gross profit increased as a percentage of sales due to the continuing customer requests for standard products, which are less labor-intensive than custom machines. The Company expects gross profit percentages to decrease in the next quarter because shipments may include more custom machines. The Company expects sales for the three months ending September 30, 2000 to be approximately $1.7 million.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $456,104 compared to $401,130 for the three months ended June 30, 1999, an increase of $54,974 or 13.7%. Approximately $23,000 of the increase is due to increased benefits expenses as the Company attempts to remain competitive in the labor market. The remaining increase of approximately $32,000 represents non-recurring expenses for the investigation of new business opportunities. Selling, general and administrative expenses as a percentage of sales decreased to 24.5% during the three months ended June 30, 2000 compared to 33.1% for the three months ended June 30, 1999. The percentage is expected to remain constant in the next period.

Net interest income for the three months ended June 30, 2000 was $1,202 as compared to net interest expense of $19,265 for the comparable period a year earlier. The decrease is due to the reduction of the principal on the Company's outstanding indebtedness, the reversal of $8,000 of previously accrued interest, which was not realized, and the increased interest earned on the Company's cash.

The Company currently has $1,150,000 of 6% debt represented by $950,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is non-interest bearing as of March 1, 1998.

Net income for the period was $255,531 compared to a net loss of $(55,086) during the corresponding period a year earlier, an increase of $310,617. Net income is expected to remain consistent in the next period.

The income tax provision in the three months ended June 30, 2000 includes a benefit related to utilization of NOL carry forwards of approximately $119,000. The period ended June 30, 1999 included no benefit related to the utilization of NOL carryforwards. The 2000 provision relates to the Company's federal and city income taxes. The 1999 provision relates only to city income taxes.

Nine Months Ended June 30, 2000 as Compared to June 30, 1999

Net sales for the nine months ended June 30, 2000 were $5,360,941 compared to $4,883,718 for the nine months ended June 30, 1999, an increase of $477,223 or 9.8%. Gross profit was $2,063,825 or 38.5% of sales compared to $1,619,328 or 33.2% of sales for the same period a year earlier. Sales increased because the Company did not experience the slowdown in new orders, which it incurred in the second quarter of fiscal 1999. Gross profit increased as a percentage of sales due to the continuing customer requests for standard products, which are less labor-intensive than custom machines. The Company expects sales for the three months ending September 30, 2000 to be approximately $1.7 million.

Selling, general and administrative expenses for the nine months ended June 30, 2000 were $1,334,545 compared to $1,241,621 for the nine months ended June 30, 1999, an increase of $92,924 or 7.5%. The increase is primarily due to non-recurring expenses for the investigation of new business opportunities. Selling general and administrative expenses as a percentage of sales decreased to 24.9% during the nine months ended June 30, 2000 compared to 25.4% for the nine months ended June 30, 1999. The percentage decrease is primarily due to the increased sales for the nine months. The percentage is expected to remain constant in the next period.

Net interest expense was $20,453 for the nine months ended June 30, 2000 compared to $56,947 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on the Company's outstanding indebtedness.

The Company currently has $1,150,000 of 6% debt represented by $950,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is non-interest bearing as of March 1, 1998.

Net income for the period was $679,755 compared to $324,575 during the corresponding period a year earlier, an increase of $355,180 or 109.4%. The increase is primarily related to the significant improvement in gross profit. Net income is expected to remain consistent in the next period.

The income tax provision for the period ending June 30, 2000 and 1999 includes a benefit related to utilization of NOL carry forwards of approximately $306,000 and $140,000, respectively. The 2000 provision relates to federal and city income taxes.

Liquidity and Capital Resources

As of June 30, 2000, the Company had a working capital surplus of $834,870 as compared to a working capital surplus of $1,040,937 at June 30, 1999 and a working capital surplus of $1,102,770 at September 30, 1999. The decrease is due to the transition of a majority of the Company's non-current debt into current liabilities, as the debt is now due within one year. However, the surplus should increase as the Company anticipates continuing cash flow from profitable operations in the future. The Company's major source of liquidity continues to be from operations.

The Company is evaluating various options for disposing of its short-term debt, which is due in December 2000.

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

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                             QUALITY PRODUCTS, INC.
                                                   Registrant


Date:  August 3, 2000               By       /s/ Bruce C. Weaver
                                             ----------------------------------
                                             Bruce C. Weaver
                                             President (Principal Executive
                                             Officer)





                                    By       /s/ Tac D. Kensler
                                             ----------------------------------
                                             Tac D. Kensler
                                             Chief Financial Officer