Form 10KSB
period 2000-09-30
QUALITY PRODUCTS INC
filed 2000-12-22
CIK 843462

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000
                                            ------------------
                                       or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------
                         Commission file number 0-18145

                             QUALITY PRODUCTS, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                           75-2273221
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 560 W. Nationwide Blvd., Columbus, OH                            43215
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number  (614) 228-0185

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                Name of each exchange on which registered
   -------------------               ------------------------------------------

           None                                          None

Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, $.00001 PAR VALUE
                         -------------------------------
                                (Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

       Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       The issuer's revenues for its most recent fiscal year were $7,091,238.

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 9, 2000, was $2,428,677 based on the average of the bid and asked price of $1.11 as reported by the OTC electronic bulletin board on such date.

       As of September 30, 2000, there were 2,551,333 shares of Common Stock, $.00001 Par Value issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       There is no annual report, proxy statement, or prospectus to incorporate by reference.

       Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                     --    --

                             QUALITY PRODUCTS, INC.
                                   FORM 10-KSB

                                     PART I

ITEM 1.  BUSINESS

GENERAL


Quality Products, Inc. (the "Company", a Delaware corporation) is a holding company, originally organized in 1988 under the name "Analytics Inc." The Company's sole operating subsidiary is QPI Multipress, Inc., an Ohio corporation ("Multipress"), a manufacturer of hydraulic presses and accessories. Multipress previously was a division of the Company and in October 1996, the assets and liabilities relating to the Multipress division were transferred to a new Ohio corporation, QPI Multipress, Inc. The trade name "MultiPress" has been in use for almost 60 years.

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

The current Multipress -Registered Trademark- line, which consists of 27 different standard models, is adaptable to CIM (Computer Integrated Manufacturing), a combination of hydraulic presses with robotics. Multipress has provided turnkey operations to a number of Fortune 500 companies. Turnkey systems include a combination of any number of peripheral automation devices supplied by third party companies used in conjunction with a Multipress.

Approximately half of the machines Multipress ships are special or modified in some way to suit customer requirements. In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving platen can be furnished up to 1000-ton capacity. Many special designs and configurations have been furnished in the 58 years Multipresses have been produced. These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, and several units located around a large dial table.

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

No one customer accounted for more than 10% of sales in fiscal 2000.

Multipress' order backlog has no discernable pattern, as customer purchasing is not seasonal. Multipress' backlog at September 30, 2000 was approximately $885,000, which is within Multipress' historical average backlog of $800,000 to $1,000,000. The backlog is usually shipped within a few months from order and rarely later than six months from the date ordered.

The Company and Multipress employed a total of 35 employees, with 34 of those full-time, as of September 30, 2000, none of whom belonged to any union.

The Company has a trademark on the tradename "Multipress".

The Company does not require government approval of its products or services.

The Company is not aware of any existing or probable governmental regulations, which will have a material effect on the business.

The Company had no research and development expenses in fiscal years 2000 or 1999.

The Company incurred no material costs or effects due to compliance with environmental laws.

ITEM 2.  PROPERTY OF THE COMPANY

         Location                          Description
         --------                          -----------

560 W. Nationwide Blvd.           A lease for approximately 50,000
Columbus, Ohio 43215-2388         square feet of manufacturing and
                                  office space currently expiring
                                  June, 2003, used by QPI Multipress
                                  Inc., and since August 1996 also used
                                  as the executive office of the Company.
                                  The rental rate is $8,473 per month.
                                  The property is in good condition.


ITEM 3.  LEGAL PROCEEDINGS

          None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a) The following table shows the high and low bid prices for the Company's Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - "QPDC"), for the period commencing October 1, 1998 to September 30, 2000. Such prices reflect inter-dealer prices, may not represent actual transactions, and do not include retail markup, markdown or commissions.


            2000                             High        Low
           ------                          -------     -------
First Quarter - December 31, 1999          $0.5312     $0.3125
Second Quarter - March 31, 2000             1.6875      0.3438
Third Quarter - June 30, 2000               1.4375      0.9375
Fourth Quarter - September 30, 2000         1.3750      0.2969


            1999                            High       Low
           ------                          -------   -------
First Quarter - December 31, 1998          $0.5312   $0.1563
Second Quarter - March 31, 1999             1.0156    0.2969
Third Quarter - June 30, 1999               0.6250    0.4063
Fourth Quarter - September 30, 1999         0.6719    0.4063


(b) Approximate number of equity securities holders:


                                          Approximate Number of
                                          Record Holders (as of
          Title of Class                   September 30, 2000)
          --------------                  ---------------------
Common Stock, $.00001 Par Value                    350

(c) Dividends:

The Company paid no dividends in the years ending September 30, 1999 or 2000. The Company does not anticipate paying dividends in the foreseeable future. The Company is restricted from paying dividends under the terms of a Credit Agreement dated November 25, 1997 with Eastlake Securities, Inc. The Company is permitted to declare or pay dividends only in shares of capital stock, options, warrants, or other rights to purchase stock and cash in lieu of fractional shares, unless otherwise approved by Eastlake Securities, Inc. The restriction is effective for the entire time of the Credit Agreement, which expires on December 29, 2000.


RECENT SALE OF UNREGISTERED SECURITIES

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. ("Eastlake"), a New York investment-banking firm. The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share. The Note is due December 29, 2000 and is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake. The Series A Warrants expired on September 30, 2000, and the Series

B Warrants may be exercised through September 30, 2001. The balance due on the Note as of December 29, 2000 will be $900,000. The Company expects to either refinance or extend the Note. The Company has entered into a non-binding agreement with a local bank to finance repayment of the Note. The agreement is subject to final approval by the bank and the Company's Board of Directors. Additionally, on November 28, 2000 the Board of Directors approved an offer to investors in the Note to extend the Note for two years at the same rate of interest (6%) plus new Series A Warrants to purchase 6,500 shares of the Company's common stock for each $50,000 originally invested, exercisable at $1.00 per share for one year plus Series C Warrants for 10,000 shares of common stock for each $50,000 originally invested, exercisable at $1.50 per share for two years. The Company made the extension offer to conserve capital for business development.

The Note is repaid quarterly by principal payments in the amount of $50,000 each December, March, June and September together with any accrued interest. The $900,000 unpaid principal balance and accrued interest are due December 29, 2000. The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake Series A Warrants to purchase 30,000 shares of common stock, which expired September 30, 1999, and Series B Warrants to purchase 45,000 shares of common stock exercisable through September 30, 2001. The placement agent also has a three year right of first refusal on future financing of the Company.

The Company sold these securities without registering them with either federal or state authorities in reliance on Rules 505 and 506 of Regulation D under the Securities Act of 1933 and related state law exemptions from registration.

In the year ended September 30, 1998, the Company issued 44 common shares to acquire and cancel 22 Class B Preferred shares. Such issuance was deemed by management to be exempt from registration in reliance upon Section 4 (2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Net sales for the year ended September 30, 2000 were $7,091,238 as compared to $6,503,795 for the year ended September 30, 1999, an increase of $587,443 or 9.0%. The Company shipped 243 units in fiscal 2000 compared to 241 in 1999. The increase in sales is primarily due to increases in the Company's selling prices. The Company expects net sales for fiscal 2001 to decrease to approximately $6,000,000 due to a significant slowdown in new orders the Company experienced in the fourth quarter of fiscal 2000 and continues to experience in the first quarter of fiscal 2001. The slowdown appears to be industry-wide and not Company specific. In October 2000 the Company instituted a price increase in an effort to offset increases in labor and benefits costs. However, the Company does not expect the price increase to have a material effect on net income in fiscal 2001.

Cost of sales were $4,342,379 or 61.2% of sales for the year ended September 30, 2000 as compared to $4,394,111 or 67.6% of sales for the year ended September 30, 1999. Resulting gross profit for the periods were $2,748,859 or 38.8% of sales for the period ended September 30, 2000 and $2,109,684 or 32.4% of sales for the corresponding period a year earlier. The increased gross profit percentage is primarily due to customers continuing requests for standard machines based on design changes the Company implemented, as opposed to custom machines, which are more labor intensive. We anticipate the future product mix will return to more custom machines based on our past history. We believe our gross margins in fiscal 2001 will reduce to historical levels of approximately 35%.

Selling, general and administrative expenses ("SG&A") were $1,796,582 or 25.3% of sales for the year ended September 30, 2000 as compared to $1,591,308 or 24.5% of sales for the period ended September 30, 1999. The increase is primarily due to non-recurring expenses for the investigation of new business opportunities. The Company expects SG&A expenses to decrease slightly in fiscal 2001.

Net interest expense for the year ended September 30, 2000 was $15,322 as compared to $93,016 for the year ended September 30, 1999. The decrease is due to the reduction of the principal on the Company's outstanding indebtedness, the reversal of $18,000 of previously accrued interest, which was not realized, and the increased interest earned on the Company's cash.

The Company currently has $1,100,000 of 6% debt represented by $900,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is non-interest bearing as of March 1, 1998. Additionally, the Company's subsidiary, QPI Multipress, Inc., has $50,586 of 8.04% debt, which is to be repaid monthly through November 2001.

Net income for the period was $957,076 compared to $406,117 during the corresponding period a year earlier, an increase of $550,959 or 135.7%. The increase is primarily related to the significant improvement in gross profit. Net income is expected to decrease significantly in the next period due to the slowing customer demand the Company is experiencing.

The income tax provision for the period ending September 30, 2000 and 1999 includes a benefit related to utilization of NOL carry forwards of approximately $ 27,400,000 and $ 28,400,000, respectively. The fiscal 2000 tax provision relates to federal alternative minimum tax, state income tax and city income tax.

Liquidity and Capital Resources

As of September 30, 2000, the Company had a working capital surplus of $698,672 as compared to a working capital surplus of $1,102,770 at September 30, 1999. The decrease is due to the transition of a majority of the Company's non-current debt into current liabilities, as the debt is now due within one year. However, the surplus should increase as the Company anticipates continuing cash flow from profitable operations in the future. The Company's major source of liquidity continues to be from operations.

The Company is evaluating various options for disposing of $900,000 of its short-term debt, which is due December 29, 2000. The Company has entered into a non-binding agreement with a local bank to finance repayment of the Note. The agreement is subject to final approval by the bank and the Company's Board of Directors. Additionally, the Company has asked each of the existing noteholders to extend the maturity date of the current debt until December 29, 2002 at the existing 6% interest rate. Each noteholder approving the request will receive 6,500 series A warrants for each $50,000 originally invested, exercisable at $1.00 per share, expiring December 29, 2001 and 10,000 Series C warrants, exercisable at $1.50 per share, expiring December 29, 2002. It is not known how many, if any, of the noteholders will accept the proposal. The Company expects to receive responses by late December. In the unlikely event the debt cannot be refinanced or extended, the Company has sufficient cash available to pay the noteholders at maturity. However, the Company's business operations would be severely restricted in the short-term.

Year 2000 Compliance

On June 1, 1999 the Company activated new hardware and software systems and is operating all aspects of business on this new system. Financing for the system is provided under a three-year term loan from a local bank. The Company borrowed approximately $143,000 and has a balance of $50,586 remaining. The software and hardware is certified year 2000 compliant. To date, the Company has experienced no problems relating to the year 2000 computer issue either internally or from any of its suppliers or customers.

FINANCING

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. ("Eastlake"), a New York investment-banking firm. The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in a $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share. The Note is due December 29, 2000 and is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake. The Series A Warrants expired September 30, 2000, and the Series B Warrants may be exercised through September 30, 2001. Additionally, the Company has asked each of the noteholders to extend the maturity date until December 29, 2002 at the existing 6% interest rate. Each noteholder approving the request will receive 6,500 series A warrants for each $50,000 originally invested, exercisable at $1.00 per share, expiring December 29, 2001 and 10,000 Series C warrants, exercisable at $1.50 per share, expiring December 29, 2002. It is not known how many, if any, of the noteholders will accept the proposal. The Company expects to receive responses by late December.

The existing Note is repaid quarterly by principal payments in the amount of $50,000 each December, March, June and September together with any accrued interest. The entire unpaid principal balance and accrued interest are due December 29, 2000. The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also. Currently, in addition to the extension request discussed previously, the Company has entered into a non-binding agreement with a local bank to finance repayment of the Note. The agreement is subject to final approval by the bank and the Company's Board of Directors.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake Series A Warrants to purchase 30,000 shares of common stock, which expired September 30, 2000 and Series B Warrants to purchase 45,000 shares of common stock, which are exercisable through September 30, 2001. The placement agent also has a three year right of first refusal on future financings of the Company.

In August 1998, QPI Multipress, Inc. entered into a loan agreement with a local bank to provide financing for new computer equipment. The loan permitted Multipress to draw up to $150,000 at 8.04% interest, over a three-month period during which interest was paid monthly on the outstanding principal. Currently, the Company makes monthly payments of $4,703.48, including principal and interest, which will be paid through August 2001.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 2000 and September 30, 1999, there were no disagreements with the Company's accountants on accounting and financial disclosure practices.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 2000 are listed below:



         Name               Age          Position            Director Since
        -------            -----        ----------           --------------

Bruce Weaver            40       President and Director      February 1996

Ed Varon                55       Director                    May 1998

Murray Koppelman        69       Director                    May 1998

William Harrison, Jr.   67       Director                    May 1998

Tac Kensler             33       Chief Financial Officer         --

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

Mr. Koppelman is currently President and owner of Eastlake Securities, Inc. in New York. Eastlake Securities arranged the Company's November 1997 refinancing of its bank debt and acts as collateral agent for the participants in that financing. For more than the past 5 years, Mr. Koppelman has been President and owner of Eastlake Securities, Inc. In November 1997, he invested $300,000 in the Company's $1,500,000 note.

Mr. Harrison became a consultant to QPI Multipress, Inc., the Company's sole operating subsidiary in January 2000. For more than five years prior to January 2000 he was Vice-President of Operations for QPI Multipress, Inc.

Mr. Kensler was promoted to Chief Financial Officer of the Company in May 1998. Prior to that position, he was the Controller for QPI Multipress, Inc., the Company's sole operating subsidiary, since December 1994. Prior to joining the Company in January 1994, he was employed in the accounting department of the Worthington Steel Company, a steel-processing manufacturer.

None of the directors are directors of any other reporting company.


Significant Employees            Age      Position
---------------------------     -----     --------
Theodore P. Schwartz             63       President of QPI Multipress, Inc.

Mr. Schwartz became President of QPI Multipress, Inc. on December 15, 1997 pursuant to a five-year contract. Mr. Schwartz has been involved in the hydraulic press business for the past 39 years. Mr. Schwartz was an officer of Multipress, Inc. until 1990. For more than the five years prior to December

1997, Mr. Schwartz was an officer and director of PH Group, Inc., a manufacturer and marketer of hydraulic presses.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 1998, 1999 and 2000 whose compensation in any of these years exceeded $100,000.


                           Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------
                                                                     OTHER     RESTRICTED    SECURITIES
                                                                     ANNUAL       STOCK     UNDERLYING     ALL OTHER
NAME AND                                                             COMPEN-     AWARD(S)      OPTIONS/     COMPEN-
PRINCIPAL POSITION           YEAR       SALARY          BONUS        SATION        ($)         SARS (#)     SATION ($)
----------------------------------------------------------------------------------------------------------------------
Bruce Weaver -               2000     $ 85,615         $12,700         -            -            -             -
President (since February    1999     $ 84,000         $ 1,200         -            -            -             -
1996)                        1998     $ 84,000            -            -            -          50,000          -
----------------------------------------------------------------------------------------------------------------------
Jonathon Reuben -            2000          -              -            -            -            -             -
Secretary/Treasurer          1999          -              -            -            -            -             -
Chief Financial Officer      1998     $ 30,000            -         86,250(1)       -          50,000          -
   Until May 1998
----------------------------------------------------------------------------------------------------------------------
William Harrison, Jr. -      2000     $ 85,365(2)      $25,200         -            -            -             -
Vice President of QPI        1999     $128,052(2)      $   600         -            -            -             -
Multipress, Inc.             1998     $123,564(2)      $24,500         -            -            -             -
   Until January 2000
----------------------------------------------------------------------------------------------------------------------
Theodore Schwartz            2000     $133,472(2)      $25,200         -            -            -             -
President of QPI             1999     $121,730(2)      $   600         -            -          50,000       $23,750(3)
Multipress, Inc.             1998     $ 95,228(2)      $10,500         -            -            -             -
----------------------------------------------------------------------------------------------------------------------


(1) Represents cash paid to Mr. Reuben in the amount of $26,250 for the buyback of his 225,000 stock options and $60,000 for the accelerated payout of his employment contract.

(2) Mr. Schwartz and Mr. Harrison were each provided with premium reimbursement for life insurance as part of salary. The cost of this item is included in the above table.

(3) Represents cash paid to Mr. Schwartz as a result of the Company's contributions towards the settlement of litigation between Mr. Schwartz and his former employer.

Mr. Weaver's 3-year employment contract with the Company to serve as President expired September 30, 2000. Currently, he is working without a contract. Mr. Weaver's salary is $84,000 annually, plus a bonus equal to 5% of the Company's annual audited net income to the extent it exceeds $750,000 in any fiscal year. Mr. Weaver, a Canadian citizen, is not required to reside or work in or near Columbus, Ohio where the Company's operations are located.

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

There were no stock options granted to any executive officer during the fiscal year ended September 30, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company for fiscal year 2000, the Company is not aware of any director, officer, or beneficial owner of more than 10% of its outstanding common stock that failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of September 30, 2000 regarding the ownership of each class of the Company's equity securities beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group, and beneficial owners of more than 5% of any class of securities.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


------------------------------------------------------------------------------------------------------
                                                              AMOUNT AND
TITLE OF CLASS            NAME AND ADDRESS               NATURE OF BENEFICIAL         PERCENT OF CLASS
                                                              OWNERSHIP
------------------------------------------------------------------------------------------------------
Common                    Richard W. Cohen                    333,332(1)                    9.2%
                          Lowey Dannenberg
                          One N. Lexington
                          White Plains, NY  10601

Common                    Dale B. Newburg                     531,450                      14.6%
                          550 N. Island
                          Golden Beach, FL  33160
------------------------------------------------------------------------------------------------------


(1) For Mr. Cohen, such number of shares represents 66,666 owned and 266,666 shares issuable upon conversion of his 2001 Note, in the principal amount of $200,000 with a conversion price of $.75 per share.


                        SECURITY OWNERSHIP OF MANAGEMENT

------------------------------------------------------------------------------------------------------
                                                              AMOUNT AND
TITLE OF CLASS            NAME AND ADDRESS               NATURE OF BENEFICIAL         PERCENT OF CLASS
                                                              OWNERSHIP
------------------------------------------------------------------------------------------------------
Common                    Bruce Weaver(1)                       170,783(2)                   4.7%
------------------------------------------------------------------------------------------------------
Common                    Murray Koppelman                      438,332(3)                  12.1%
                          575 Lexington Avenue
                          New York, N.Y. 10022
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------
                                                              AMOUNT AND
TITLE OF CLASS            NAME AND ADDRESS               NATURE OF BENEFICIAL         PERCENT OF CLASS
                                                              OWNERSHIP
------------------------------------------------------------------------------------------------------
Common                    William Harrison, Jr.(1)                387(4)                       *
------------------------------------------------------------------------------------------------------
Common                    Tac Kensler(1)                          500(5)                       *
------------------------------------------------------------------------------------------------------
Common                    Ted Schwartz(1)                      55,000(6)                      1.5%
------------------------------------------------------------------------------------------------------
                          Ed Varon
Common                    575 Lexington Avenue                 15,000(7)                       *
                          New York, NY  10022
------------------------------------------------------------------------------------------------------
Common                    Directors of Office as a            680,002(8)                     18.7%
                          group (6 people)
------------------------------------------------------------------------------------------------------

* - indicates less than 1%

(1) Mailing address is c/o Quality Products, Inc., 560 W. Nationwide Blvd., Columbus, OH 43215

(2) For Mr. Weaver, represents owned shares.

(3) For Mr. Koppelman, such number of shares represents 66,666 owned and 266,666 shares issuable upon conversion of his 2001 Note, in the principal amount of $200,000 with a conversion price of $.75 per share. Additionally, Mr. Koppelman has warrants to purchase 45,000 shares at $2.00 per share which are included in this table.

(4) For Mr. Harrison, represents owned shares.

(5) For Mr. Kensler, represents owned shares.

(6) For Mr. Schwartz, represents 5,000 owned shares and options for 50,000 shares at $2.00 per share.

(7) For Mr. Varon, represents options for 15,000 shares at $2.00 per share.

(8) For entire group, includes options or warrants for 376,666 shares acquirable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None



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

       10.4  -  Employment Agreement between Multipress and William B. Harrison,
                Jr. effective January 1, 2000.

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

       10.9  -  National City Bank Loan Agreement incorporated by reference from
                10-KSB for the period ending September 30, 1998.

       10.10 -  Building Lease Agreement effective July 1, 2000.

       21    -  Subsidiaries of Quality Products, Inc.

       27.1  -  Financial Data Schedule

    (b) Reports on Form 8-K

          Not applicable

                                   SIGNATURES

No proxy statement or annual report has been sent to security holders. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      Quality Products, Inc.

      By: /s/Bruce Weaver                           Date: December 15, 2000
          -----------------------
          Bruce Weaver, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     /s/Bruce Weaver                                Date:  December 15, 2000
    ----------------------------------------
    Bruce Weaver
    Director and Principal Executive Officer


    /s/Tac D. Kensler                               Date:  December 15, 2000
    ----------------------------------------
    Tac D. Kensler
    Chief Financial Officer and Principal
    Accounting Officer


    /s/William B. Harrison, Jr.                     Date:  December 15, 2000
    ----------------------------------------
    William B. Harrison, Jr.
    Director


    /s/Murray Koppelman                             Date:  December 15, 2000
    ----------------------------------------
    Murray Koppelman
    Director


    /s/Edward Varon                                 Date:  December 15, 2000
    ----------------------------------------
    Edward Varon
    Director

                       QUALITY PRODUCTS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF SEPTEMBER 30, 2000 AND
                       FOR THE YEARS ENDED
                       SEPTEMBER 30, 2000 AND 1999
                       AND INDEPENDENT AUDITORS' REPORT

                             QUALITY PRODUCTS, INC.


                                TABLE OF CONTENTS


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                  1


CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet,
    September 30, 2000                                                       2-3

Consolidated Statements of Income
  for the Years Ended September 30, 2000 and 1999                             4

Consolidated Statements of Stockholders'
  Equity (Deficit)
  for the Years Ended September 30, 2000 and 1999                             5

Consolidated Statements of Cash Flows
    for the Years Ended September 30, 2000 and 1999                          6-7

Notes to Consolidated Financial Statements                                   8-16

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the "Company") as of September 30, 2000 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.




/s/Farber & Hass LLP
November 17, 2000

QUALITY PRODUCTS, INC.


CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $   976,499
Trade accounts receivable, less allowance
    for doubtful accounts of $11,867                                    947,936
Inventories                                                             734,268
Other current assets                                                     71,499
                                                                    -----------
Total current assets                                                  2,730,202
                                                                    -----------

PROPERTY AND EQUIPMENT                                                  910,937
Less accumulated depreciation                                          (737,958)
                                                                    -----------
Property and equipment, net                                             172,979
                                                                    -----------

OTHER ASSET                                                               9,458
                                                                    -----------

TOTAL ASSETS                                                        $ 2,912,639
                                                                    ===========

                                                                     (Continued)

QUALITY PRODUCTS, INC.

SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                                                   $    335,289
Accrued expenses                                                        154,093
Accrued payroll and commissions                                         117,968
Customer deposits                                                        78,980
Capitalized lease obligation, current portion                             1,841
Notes payable, current portion                                          583,359
Notes payable, related parties                                          760,000
                                                                   ------------
Total current liabilities                                             2,031,530
                                                                   ------------

NON-CURRENT LIABILITIES:
Capitalized lease obligation, non-current                                 5,449
Notes payable, non-current                                                7,227
                                                                   ------------
Total non-current liabilities                                            12,676
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, convertible, voting, par
    value $.00001; 10,000,000 shares authorized;
  no shares issued and outstanding
Common stock, $.00001 par value; 20,000,000
    shares authorized; 2,551,333 shares
    issued and outstanding; 1,733,333 shares
    reserved                                                                 25
Additional paid-in capital                                           25,027,312
Accumulated deficit                                                 (24,158,904)
                                                                   ------------
Total stockholders' equity                                              868,433
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,912,639
                                                                   ============


See notes to consolidated financial statements.


-------------------------------------------------------------------------------

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                       2000             1999
                                                       ----             ----

NET SALES                                          $ 7,091,238      $ 6,503,795

COST OF GOODS SOLD                                   4,342,379        4,394,111
                                                   -----------      -----------

GROSS PROFIT                                         2,748,859        2,109,684

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,796,582        1,591,308
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 952,277          518,376
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
Interest expense                                       (64,799)        (114,551)
Interest income                                         49,477           21,535
Miscellaneous other income (expense)                    72,276          (13,976)
                                                   -----------      -----------
Other income (expense), net                             56,954         (106,992)
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                           1,009,231          411,384

PROVISION FOR INCOME TAXES                              52,155            5,267
                                                   -----------      -----------

NET INCOME                                         $   957,076      $   406,117
                                                   ===========      ===========

EARNINGS PER SHARE:
Basic                                              $       .38      $       .16
                                                   ===========      ===========
Diluted                                            $       .36      $       .16
                                                   ===========      ===========


See notes to consolidated financial statements.

-------------------------------------------------------------------------------

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                                            TOTAL
                                                                                                                            STOCK-
                         PREFERRED STOCK             COMMON STOCK           ADDITIONAL                                      HOLDERS'
                      --------------------       -----------------------     PAID-IN       ACCUMULATED     TREASURY         EQUITY
                      SHARES        AMOUNT       SHARES           AMOUNT     CAPITAL         DEFICIT        STOCK          (DEFICIT)
                      ------        ------       ------           ------     -------         -------        -----          ---------
BALANCES,
  OCTOBER 1, 1998      -0-           $-0-      2,544,909           $ 25    $30,053,284   $(25,522,097)   $(5,025,972)     $(494,760)

TREASURY STOCK
  RETIREMENT                                                                (5,025,972)                    5,025,972

REVERSE STOCK
  SPLITS 4-TO-1                                       87              0

NET INCOME                                                                                    406,117                       406,117
                    ---------     ---------   -----------       ---------  ------------  -------------    -----------     ----------

BALANCES,
  SEPTEMBER 30, 1999                           2,544,996             25     25,027,312    (25,115,980)        -0-           (88,643)

REVERSE STOCK
  SPLITS 4-TO-1                                    6,337              0

NET INCOME                                                                                    957,076                       957,076
                    ---------     ---------   -----------       ---------  ------------  -------------    -----------     ----------

BALANCES,
  SEPTEMBER 30, 2000   -0-           $-0-      2,551,333           $ 25    $25,027,312   $(24,158,904)   $    -0-          $868,433
                       ===           ====      =========           ====    ===========   ============    ============      =========


See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                        5

QUALITY PRODUCTS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                           2000          1999
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 957,076     $ 406,117
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation                                             53,304        43,131
  Inventory reserve                                        42,194
  Changes in operating assets and liabilities:
    Restricted cash                                                      15,662
    Accounts receivable                                    61,802      (383,107)
    Inventories                                          (194,553)      144,131
    Other assets                                           24,414        44,787
    Accounts payable and accrued expenses                (107,647)       23,245
    Customer deposits                                    (231,388)      (49,139)
    Income taxes                                           17,230        (2,000)
                                                        ---------     ---------
Net cash provided by operating activities                 622,432       242,827
                                                        ---------     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                      (51,962)      (57,302)
Long-term investment                                       (9,458)
                                                        ---------     ---------
Net cash used in investing activities                     (61,420)      (57,302)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                               (171,936)     (187,627)
Payments on related party long-term debt                  (80,000)
                                                        ---------     ---------
Net cash used in financing activities                    (251,936)     (187,627)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                             309,076        (2,102)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                       667,423       669,525
                                                        ---------     ---------

CASH AND EQUIVALENTS, END OF YEAR                       $ 976,499     $ 667,423
                                                        =========     =========


                                                                     (Continued)

QUALITY PRODUCTS, INC.

FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                  2000         1999
                                                  ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                           $63,799     $96,551
Cash paid for taxes                              $44,653     $20,067

NON-CASH RELATED DISCLOSURES:

During the year ended September 30, 2000, the Company entered into a capital lease agreement for a vehicle. The capitalized asset and liability was $9,153 (see Note 5).


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

     CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. At September 30, 2000, the Company had substantially all cash and cash equivalents on deposit with one financial institution.

     At September 30, 2000, one customer accounted for 10.6% of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. The Company normally requires deposits to support large customer orders.

     OPERATING SEGMENT INFORMATION - The Company predominantly operates in one industry segment, industrial hydraulic presses. Substantially all of the Company's assets and employees are located at the Company's headquarters in Columbus, Ohio.

     ACCOUNTING FOR STOCK BASED COMPENSATION - Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. No options were granted or vested during the years ended September 30, 2000 and 1999.

     Information regarding stock options outstanding as of September 30, 2000 is as follows:


                                     Options Outstanding
                  --------------------------------------------------------------
                                 Weighted               Weighted Average
                                  Average                  Remaining
 Price Range      Shares      Exercise Price           Contractual Life
--------------------------------------------------------------------------------
$1.00 - $2.00     375,000         $1.13                    1 year


                      Options Exercisable
                 --------------------------------
                                 Weighted
                                  Average
 Price Range      Shares       Exercise Price
-------------------------------------------------
$1.00 - $2.00    375,000           $1.13

     INVENTORIES - Inventories are stated at the standard cost (which approximates the first-in, first-out method) or market.

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

     ADVERTISING COSTS - Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Advertising expense amounted to $35,447 and $60,693 in 2000 and 1999, respectively.

2.   INVENTORIES

     Inventories at September 30, 2000 consist of:


     Raw materials and supplies                                       $ 550,625
     Work-in-process                                                    229,655
                                                                      ---------
     Total                                                              780,280
     Less reserve                                                       (46,012)
                                                                      ---------
     Inventories, net                                                 $ 734,268
                                                                      =========

3.   PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2000 consist of:


     Leasehold improvements                                            $  18,259
     Machinery and equipment                                             436,146
     Furniture and fixtures                                              313,810
     Software                                                            133,569
     Vehicle                                                               9,153
                                                                       ---------
     Total property and equipment                                        910,937
     Less accumulated depreciation                                      (737,958)
                                                                      ---------

     Property and equipment, net                                       $ 172,979
                                                                       =========

     The estimated useful lives used to depreciate property and equipment are as follows:

     Leasehold improvements                                          Lease term
     Machinery and equipment                                            5 years
     Furniture and fixtures                                             5 years
     Software                                                           5 years
     Vehicle                                                         Lease term

4.   LEASES

     At September 30, 2000, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next four years. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for all operating leases was $116,104 in 2000 and $128,160 in 1999.

     Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2000, are:


     Year ending September 30:
     ------------------------
     2001                                                          $116,186
     2002                                                           109,821
     2003                                                            84,009
     2004                                                             7,752
                                                                   --------

     TOTAL                                                         $317,768
                                                                   ========

5.   CAPITALIZED LEASE OBLIGATION

     The Company has a capitalized lease obligation which provides for monthly payments of $293. The lease matures in 2003 and is collateralized by a vehicle with a net book amount of approximately $7,055. Future payments on the lease obligation are as follows:

     2001                                                         $  3,519
     2002                                                            3,519
     2003                                                            3,519
                                                                  --------
     Total minimum lease payments                                   10,557
     Less interest                                                  (3,267)
                                                                  --------

     Present value of net minimum lease payments                  $  7,290
                                                                  ========

6.   NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

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

     In August 1997, the note was purchased by two related parties (a current member of the Board of Directors of the Company and a former Company officer) who immediately converted $100,000 ($50,000 each) into 133,332 common shares (66,666 each). The remaining notes totalling $400,000, convertible at $0.75 per share and bearing interest at 6%, remain outstanding at September 30, 2000. Total interest paid was $12,000 for each of the years ended 2000 and 1999.

     In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000. $900,000 remains outstanding at September 30, 2000 ($360,000 of which is held by related parties). Each unit represents: a) a $50,000 interest in a 6%, $1,500,000 note due December 29, 2000; b) a warrant (Series A) to purchase 10,000 shares of the Company's common stock at $1 per share during the period November 1, 1997 through September 30, 2000; and c) a warrant (Series B) to purchase 15,000 shares of the Company's common stock at $2 per share during the period October 1, 1999 through September 30, 2001. In November 2000, the Company offered to replace the expired series A warrants in consideration of unitholders extending the original $1,500,000 note, (see Note 13). Total interest expense in connection with the note was $61,500 and $73,400 for 2000 and 1999, respectively. Related party interest expense was $24,600 and $27,300, respectively.

     In August 1998, the Company entered into an agreement with a local bank to borrow up to $150,000 to replace the Company's computer information systems. $50,586 was outstanding under this agreement at September 30, 2000.

     Maturities of notes payable for the years succeeding September 30, 2000 are:

     2001                                          $1,343,359
     2002                                               7,227
                                                   ----------
     Total                                         $1,350,586
                                                   ==========

7.   INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2000 and 1999 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

     The valuation allowance decreased approximately $995,000 and $340,000 in the years ended September 30, 2000 and 1999, respectively, representing primarily net taxable income in those years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 2000, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $27,400,000 and $28,100,000, respectively, which are available to offset future taxable income, if any, through 2013.

     The tax provision for the year ended September 30, 2000 is composed of Federal alternative minimum tax, state, and city income taxes; 1999 is composed of state and city income tax.

8.   REVERSE STOCK SPLIT

     During fiscal 1991 through 1994, the Company declared three separate reverse stock splits ranging from 5-to-1 through 4-to-1. The reverse stock splits shown in the consolidated statements of stockholders deficit relate to conversions of predecessor entity stock. As of September 30, 2000, approximately 22,000 shares of predecessor entity stock remain unconverted. These predecessor entity shares may be converted, at the holder's option, into approximately 1,400 shares of the Company's common stock.

9.   STOCK OPTIONS

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

     No shares were granted, cancelled or exercised in 1999 and 2000.


                                                                Option Price
                                                Shares            per Share
                                                ------            ---------
     Outstanding at
       September 30, 1999
       and 2000                                 225,000        $1.00 - $2.00

     INCENTIVE STOCK OPTION PLAN

     In May 1998, the Board of Directors approved an incentive stock option plan under which options were granted to employees at not less than the fair market value on the date of grant. Options granted under the plan are generally exercisable two to three years after the date of grant and expire in September 2001. Options are granted at the discretion of the Board of Directors.

     In the two years ended September 30, 2000, options to acquire 150,000 shares of the Company's common stock at $1.00 per share were outstanding. No options were granted, exercised or cancelled in 1999 and 2000.

10.  BASIC INCOME PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during each period.

     Basic and diluted EPS is as follows:


                                                         Year Ended September 30
                                                         -----------------------
                                                           2000           1999
                                                           ----           ----
     BASIC:

     Net Income Available To Common
       Shareholders                                    $  957,076    $  406,117

     Weighted Average Shares Outstanding                2,551,333     2,544,996

     Basic Earnings Per Share (FAS 128)                $      .38    $     0.16


                                                        Year Ended September 30
                                                        -----------------------
                                                         2000             1999
                                                         ----             ----
     DILUTED:

     Net Income Available to Common
       Shareholders                                   $  957,076     $  406,117

     Weighted Average Shares Outstanding               2,551,333      2,544,996

     Net Effect of Dilutive Stock
       Options and Warrants Based on
       the Treasury Stock Method
       Using Average Market Price                         88,889            -0-

     Total Shares                                      2,640,222      2,544,996

     Diluted Earnings Per Share (FAS 128)             $      .36     $     0.16

     Average Market Price of Common Stock             $      .90     $     0.51

     Ending Market Price of Common Stock              $     1.25     $     0.50

     The following securities were excluded from the calculation of diluted earnings per share at September 30, 2000 because they are considered anti-dilutive under FAS 128:

     1. Options granted to a Company officer and director to purchase 50,000 and 175,000 shares of the Company's common stock at $2.00 and $1.00, respectively, per share.

     2. Warrants issued pursuant to the Company's debentures to purchase 495,000 and 330,000 shares of common stock @ $2.00 and $1.00, respectively, per share.

     3. Options granted to employees under the Company's incentive stock option plan to purchase 150,000 shares @ $1.00 per share.

11.  EMPLOYEE RETIREMENT PLAN

     The Company maintains a 401(K) Plan for the benefit of all full-time employees. Employees may make voluntary contributions to the Plan. During the year ended September 30, 2000, the Company made an elective 10% matching contribution to all employee calendar 1999 contributions. Plan expenses incurred by the Company totalled approximately $14,500 and $8,700 during 2000 and 1999, respectively.

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

13.  SUBSEQUENT EVENT (UNAUDITED)

     In November 2000, the Company's Board of Directors approved a resolution to offer to holders of the Company's $1,500,000 note payable (see Note 6) to extend the due date of the note from December 29, 2000 to December 29, 2002. In consideration of the extension, Series A warrants that expired in September 2000 would be replaced by new Series A warrants, convertible into 6,500 shares (per $50,000 unit) of the Company's common stock at $1.00 per share, that would expire in September 2001. In addition, each unitholder that agreed to extend would receive a new Series C warrant, to purchase 10,000 shares of the Company's common stock at $1.50 per share, that would expire two years after the date of issuance. As of early December 2000, no unitholders had accepted the Company's offer to extend the due date of the note.


-------------------------------------------------------------------------------