Form 10QSB
period 2000-12-31
QUALITY PRODUCTS INC
filed 2001-02-14
CIK 843462

                     U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 2000

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 5, 2001, 2,551,333 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000
                                   (Unaudited)


ASSETS

Current Assets
Cash and cash equivalents                                    $1,386,990
Trade accounts receivable, less
    allowance for doubtful accounts, of $ 11,867                784,682
 Inventories                                                    695,106
 Other Current Assets                                            77,847
                                                             ----------
Total Current Assets                                          2,944,625

Property and Equipment                                          912,186
Less Accumulated Depreciation                                  (751,933)
                                                             ----------
Property and Equipment, net                                     160,253

TOTAL ASSETS                                                 $3,104,878
                                                             ==========


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                December 31, 2000
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                             $    304,019
Accrued expenses                                                  210,575
Customer deposits                                                 555,847
Income taxes payable                                               20,280
Note payable, current                                             145,751
Note payable, related parties, current                            491,667
                                                             ------------
Total Current Liabilities                                    $  1,728,139
                                                             ------------

NON-CURRENT LIABILITIES:

Notes payable, non-current                                   $    260,000
Notes payable, related parties, non-current                       220,000
                                                             ------------
Total non-current liabilities                                $    480,000
                                                             ------------

TOTAL LIABILITIES                                            $  2,208,139
                                                             ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, convertible, voting, par
         Value $.00001; 10,000,000 shares authorized;
         No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000                  $         25
         shares authorized; 2,551,333 shares issued and
         outstanding; 1,484,333 shares reserved
Additional paid in capital                                     25,027,312
Accumulated deficit                                           (24,130,598)
                                                             ------------

Total stockholders' equity                                   $    896,739
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  3,104,878
                                                             ============


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                               STATEMENT OF INCOME


                                                                         For the three months ended
                                                                                 December 31,

                                                                           2000                      1999
                                                                       (Unaudited)               (Unaudited)
Net Sales                                                              $1,422,377               $1,703,279
Cost of Goods Sold                                                     $  974,026               $1,016,474
                                                                       -----------               ----------
Gross Profit                                                             $448,351                 $686,805

Selling, General, & Administrative Expenses                              $415,363                 $460,181
                                                                         --------                 --------

Operating Income                                                        $  32,988                 $226,624

Other Income(Expense)
   Interest Expense                                                      ($17,443)                ($27,851)
   Interest Income                                                        $15,778                   $9,061
 Other Income                                                            $     33                   $2,643
                                                                       --------------            ---------
   Total Other (Expense)                                                  ($1,632)                ($16,147)

Income Before Income Taxes                                                $31,356                 $210,477

Income Taxes                                                               $3,050                   $3,281
                                                                         ----------               --------

Net Income                                                                $28,306                 $207,196

Earnings per share:

   Basic and diluted earnings per common share (Note 3)                     $0.01                    $0.08
                                                                            -----                    -----


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS


                                                                             For the three months ended
                                                                                    December 31,

                                                                           2000                      1999
                                                                       (Unaudited)               (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                                             $28,306                  $207,196

Adjustments to reconcile net income to net
   cash provided by operating activities;
   Depreciation and amortization                                           13,976                    11,767

Cash provided by current assets and liabilities:
    Accounts receivable                                                   163,254                   151,081
     Inventories                                                           39,162                  (225,742)
     Other assets                                                           3,110                      (636)
     Accounts payable                                                     (31,270)                   99,184
     Accrued expenses                                                     (48,017)                   33,806
     Customer Deposits                                                    476,867                  (123,631)
     Income Taxes Payable                                                    (479)                    3,231
                                                                       ----------                  --------
 Cash provided by operating activities                                   $644,909                  $ 88,644

Cash Flows Used by Investing Activities:
     Purchase of machinery & equipment                                     (1,250)                   (1,110)

Cash Flows From Financing Activities:
 Principal Repayments-Bank Note                                           (13,168)                  (16,133)
     Principal Repayment - Debentures                                    (220,000)                  (50,000)
                                                                       ----------                  ---------
 Cash used for financing activities                                      (233,168)                  (66,133)

Net Increase (Decrease) in Cash                                           410,491                    21,401
Cash at Beginning of Period                                               976,499                   667,423
                                                                       ----------                  --------
Cash at End of Period                                                  $1,386,990                  $688,824
                                                                       ==========                  ========


                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:


                                                                          Three Months Ended
                                                                              December 31,

                                                                         2000            1999
                                                                         ----            ----
Cash paid for interest                                                 17,443           21,851
Cash paid for taxes                                                     3,529               50

                             QUALITY PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Quality Products, Inc. (the "Company") Form 10-KSB for the year ended September 30, 2000, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

     The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

2.   Inventories

     Inventories at December 31, 2000 consist of:

     Raw materials and supplies                              $ 574,429
     Work-in-process                                           150,552
     Finished goods                                             16,137
                                                             ---------
     Total                                                     741,118

     Less reserve                                              (46,012)
     Inventories, net                                        $ 695,106
                                                             =========

3.   Earnings Per Share

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


                                                    3 Months Ended December 31:

                                                    2000                 1999
                                                    ----                 ----
     BASIC:

     Average Shares Outstanding                     2,551,333        2,554,056

     Net Income                                      $ 28,306         $207,196

     Basic Earnings Per Share                           $0.01            $0.08


                                                    3 Months Ended December 31:

                                                    2000                 1999
                                                    ----                 ----
     DILUTED:

     Average Shares Outstanding                     2,551,333        2,554,056

     Net Effect of Dilutive
         Stock options and warrants
         based on the treasury stock
         method using average market price            699,332            0

     Total Shares                                   3,250,665        2,554,056


     Net Income                                       $28,306         $207,196

     Diluted Earnings Per Share                         $0.01            $0.08

     Average Market Price of Common Stock               $1.06            $0.42

     Ending Market Price of Common Stock                $1.02            $0.35

     Certain options and warrants were excluded from the calculation of diluted earnings per share at December 31, 2000 because they are considered anti-dilutive under FAS 128:

     1) Options granted to a Company officer and director to purchase 50,000 shares of the Company's common stock at $2.00 per share.

     2) Warrants issued pursuant to the Company's debentures to purchase 495,000 shares of common stock @ $2.00 per share, and 240,000 shares at $1.50 per share.

4.  Notes Payable

Maturities of notes payable for the 5 years succeeding December 31, 2000 are:

          2001      $  637,418
          2002         480,000
                    ----------

          Total     $1,117,418
                    ==========

5.   Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(13,000) in the period ended December 31, 2000 and decreased approximately $(91,000) in the period ended December 31, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At December 31, 2000, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $27,390,000 and $28,097,000, respectively, which is available to offset future taxable income, if any, through 2010.

6.   Subsequent Events

In February 2001, the Board of Directors approved an offer from a local bank for a 1-year revolving line of credit. The Company can borrow up to $1,000,000.00, based on a percentage of accounts receivable and inventory, at the bank's prime rate of interest. The Company may draw against the line in amounts of $25,000 or more, to be used for short-term working capital, and must repay any interest on a monthly basis. The outstanding principal and any unpaid interest are payable in full one year from the date of closing. The Company expects to close the transaction in late February.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 as Compared to December 31, 1999

Net Sales for the three months ended December 31, 2000 were $1,422,377 as compared to $1,703,279 for the three months ended December 31, 1999, a decrease of $280,902 or 16.5%. We shipped 50 units in the current period compared to 60 units in the same period last year. Sales decreased due to a slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and that continued into fiscal 2001. The slowdown appears to be industry-wide and not Company specific. Our current backlog is approximately $1.4 million compared to $1.1 million at December 31, 1999. We expect sales for the three months ending March 31, 2001 to be approximately $1.5 million.

Gross profit was $448,351 or 31.5% of sales as compared to $686,805 or 40.3% of sales for the same period a year earlier. Gross profit percentage decreased due to higher production overhead expenses related to benefits and pay, as we attempt to remain competitive in the labor market. The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product. We temporarily reduced manufacturing labor by switching to a four-day workweek. However, the Company is operating with a necessary level of staffing and, at this time, does not intend to reduce employment below its current levels. We expect gross profit percentages to remain steady at approximately 32% in the next quarter.

Selling, general and administrative expenses decreased to $415,363 during the three months ended December 31, 2000 from $460,181 for the three months ended December 31, 1999. Selling general and administrative expenses as a percentage of sales were 29.2% during the three months ended December 31, 2000 as compared to 27.0% for the three months ended December 31, 1999. The approximately $40,000 decrease in selling, general and administrative expenses is primarily due to the reduction of non-recurring expenses for the investigation of new business opportunities, which we incurred in fiscal 2000. The percentage is expected to increase to approximately 30% in the next period as we expect to incur additional investigation expenses for new business.

Net interest expense for the three months ended December 31, 2000 was $1,665 as compared to $18,790 for the comparable period a year earlier. The decrease is due primarily to the reduction of the principal on our outstanding debt and the increased interest earned on our cash.

Currently, we have $880,000 of 6% debt represented by $680,000 first secured debt issued in November 1997 and $200,000 second secured convertible debt. An additional $200,000 of the second secured convertible note is non-interest bearing as of March 1, 1998. Additionally, our subsidiary, QPI Multipress, Inc., has $37,418 of 8.04% debt, which must be repaid monthly through November 2001.

Net income for the period was $28,306 as compared to $207,196 for the same three-month period a year earlier, a decrease of $178,890 or 86.3%, due to the significant reduction in gross profit. We expect net income to remain consistent in the next period due to the reduced sales levels the Company is experiencing.

The income tax provision in the three months ended December 31, 2000 and 1999 includes a benefit related to utilization of NOL carry forwards of approximately $13,000 and $91,000 respectively. The 2000 provision relates to federal alternative minimum tax, state income tax, and city income tax. The 1999 provision relates to city income taxes.

Liquidity and Capital Resources

As of December 31, 2000, we had a working capital surplus of $1,216,486 as compared to a working capital surplus of $400,452 at December 31, 1999 and a working capital surplus of $698,672 at September 30, 2000. The increase is primarily due to the transfer of debt from current liabilities to long-term liabilities as our lenders agreed to extend the maturity date for $680,000 of notes payable until December 2002, at the same 6% interest rate. In exchange, we authorized issuance of new Series A warrants for 156,000 shares of common stock exercisable at $1.00 per share through September 2001 and new Series C warrants for 240,000 shares of common stock exercisable at $1.50 per share through September 2002. The additional $220,000 of the notes were not extended and have been paid in full. The working capital surplus should increase as we anticipate continuing cash flow from profitable operations in the future. Our major source of liquidity continues to be from operations.

                                     PART II


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               Not applicable

          b.   Reports on Form 8-K

               Not applicable

Statements in this Form 10-QSB that are not historical facts, including statements about the Company's prospects, and the possible conversion of notes to stock, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic changes, litigation, and management estimates. These risks and uncertainties could cause actual results to differ materially from the statements made. Please see the information appearing in the Company's 2000 Form 10-KSB under "Risk Factors."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                                Quality Products, Inc.
                                                ----------------------
                                                  Registrant


Date:  February 9, 2001                     By  /s/ Bruce C. Weaver
                                                --------------------------------
                                                Bruce C. Weaver
                                                President (Principal Executive
                                                Officer)





Date:  February 9, 2001                     By  /s/ Tac D. Kensler
                                                --------------------------------
                                                Tac D. Kensler
                                                Chief Financial Officer