Form 10QSB
period 2001-03-31
QUALITY PRODUCTS INC
filed 2001-05-15
CIK 843462

                United States Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 19, 2001, the Company had 2,817,999 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

                             QUALITY PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET


                                 March 31, 2001
                                   (Unaudited)


ASSETS
Current Assets
Cash and cash equivalents                                           $ 1,459,764
Trade accounts receivable, less
    allowance for doubtful accounts, of $ 11,867                        855,736
 Inventories                                                          1,016,980
 Other Current Assets                                                    83,941
                                                                    -----------
Total Current Assets                                                  3,416,421

Property and Equipment                                                  913,873
Less Accumulated Depreciation                                          (766,052)
                                                                    -----------
Property and Equipment, net                                             147,821

TOTAL ASSETS                                                        $ 3,564,242
                                                                    ===========




                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                 March 31, 2001
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  778,008
Accrued expenses                                                         274,646
Customer deposits                                                        502,348
Income taxes payable                                                       3,879
Note payable, current                                                    132,305
Note payable, related parties, current                                   291,667
                                                                      ----------
Total Current Liabilities                                             $1,982,853
                                                                      ----------

NON-CURRENT LIABILITIES:

Notes payable, non-current                                            $  213,958
Notes payable, related parties, non-current                              181,042
                                                                      ----------
Total non-current liabilities                                         $  395,000
                                                                      ----------

TOTAL LIABILITIES                                                     $2,377,853
                                                                      ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, convertible, voting, par Value $.00001;
         10,000,000 shares authorized; No shares issued
         and outstanding
Common stock, $.00001 par value; 20,000,000                        $          28
         shares authorized; 2,817,999 shares issued and
         outstanding; 1,484,333 shares reserved for future
         issuance

Additional paid in capital                                            25,227,310
Accumulated deficit                                                  (24,040,949)
                                                                    ------------

Total stockholders' equity                                          $  1,186,389
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  3,564,242
                                                                    ============


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                               STATEMENT OF INCOME



                                                     For the six months ended  For the three months ended
                                                             March 31,                  March 31,
                                                        2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
Net Sales                                            $3,081,330   $3,497,500   $1,658,953   $1,794,221

Cost of Goods Sold                                    2,102,780    2,164,205    1,128,753    1,147,731
                                                     ----------   ----------   ----------   ----------
Gross Profit                                            978,550    1,333,295      530,200      646,490


Selling, General, & Admin Expenses                      854,658      878,442      439,295      418,261
                                                     ----------   ----------   ----------    ---------
Operating Income                                        123,892      454,853       90,905      228,229

Other Income (Expense):
Interest Expense                                        (31,969)     (40,486)     (14,526)     (12,635)
Interest Income                                          32,242       18,831       16,464        9,770
Other Income                                              1,935        4,890        1,901        2,247
                                                     ------------ ------------  ----------   ---------
Total Other Income (Expense)                              2,208      (16,765)       3,839         (618)


Income Before Income Taxes                              126,100      438,088       94,744      227,611

Income Taxes                                              8,145       13,864        5,095       10,583
                                                     ------------ ------------  ----------  -----------
Net Income                                            $ 117,955    $ 424,224    $  89,649    $ 217,028

Earnings per share:

Basic earnings per common share(Note 3)               $    0.05    $    0.17    $    0.03     $   0.08
                                                     ============  ==========   =========    =========

Diluted earnings per common share(Note 3)             $    0.04    $    0.17    $    0.03     $   0.08
                                                     ============  ==========   =========    =========


                 See notes to Consolidated Financial Statements

                             QUALITY PRODUCTS, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS

                                                                         For the six months ended
                                                                                 March 31,
                                                                             2001          2000
                                                                         (Unaudited)    (Unaudited)
                                                                         -----------    -----------
Cash Flows From Operating Activities:
   Net Income                                                            $   117,955    $   424,224

Adjustments to reconcile net income to net
   cash provided by operating activities;
   Depreciation                                                               28,094         24,004

Cash provided by current assets and liabilities:
    Accounts receivable                                                       92,200        311,653
    Inventories                                                             (282,712)      (276,682)
    Other assets                                                              (2,984)        (2,185)
    Accounts payable                                                         442,719        140,114
    Accrued expenses                                                          16,055        (85,462)
    Customer Deposits                                                        423,368       (104,272)
    Income Taxes Payable                                                     (16,880)         7,352
                                                                         -----------    -----------
Cash provided by operating activities                                    $   817,815    $   438,746

Cash Flows Used by Investing Activities:
     Purchase of machinery & equipment                                        (2,936)       (10,979)

Cash Flows From Financing Activities:
 Principal Repayments-Bank Note                                              (26,614)       (28,533)
     Principal Repayment - Debentures                                       (305,000)      (100,000)
                                                                         -----------    -----------
 Cash used for financing activities                                         (331,614)      (128,533)

Net Increase (Decrease) in Cash                                              483,265        299,234
Cash at Beginning of Period                                                  976,499        667,423
                                                                         -----------    -----------
Cash at End of Period                                                    $ 1,459,764    $   966,657
                                                                         ===========    ===========



                 See notes to Consolidated Financial Statements

The Company's cash payments for interest and income taxes were as follows:



                                                                         Six Months Ended
                                                                              March 31,
                                                                         2001            2000
                                                                       -------          ------
Cash paid for interest                                                 31,969           42,486
Cash paid for taxes                                                    25,025            6,512


Supplemental disclosure of non-cash financing activity:

During the period ended March 31, 2001, the Company issued 266,666 shares of common stock in exchange for cancellation of a $200,000 note payable.

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

         The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

2.       Inventories

         Inventories at March 31, 2001 consist of:



Raw materials and supplies                                       $   593,664
Work-in-process                                                      453,191
Finished goods                                                        16,137
                                                                 -----------
  Total                                                            1,062,992

Less reserve                                                         (46,012)
Inventories, net                                                 $ 1,016,980
                                                                 ===========

3.  Earnings Per Share

In December 1997, the Company adopted Financial Accounting Statement No. 128 issued by the Financial Accounting Standards Board. The impact of Statement 128 on the calculation of earnings per share is as follows:


                                                          6 Months Ended           3 Months Ended
                                                              March 31,               March 31,

                                                         2001         2000        2001         2000
                                                     ----------   ----------    ---------   ----------
BASIC:
Average Shares Outstanding                            2,570,381    2,554,056    2,589,851    2,554,056

Net Income                                           $  117,955   $  424,224   $   89,649   $  217,028

Basic Earnings Per Share                             $     0.05   $     0.17   $     0.03   $     0.08



                                                                   6 Months Ended             3 Months Ended
                                                                       March 31,                 March 31,
                                                                   2001        2000         2001            2000
                                                                ---------    ---------    ---------      ----------
DILUTED:
Average Shares Outstanding                                      2,570,381    2,554,056    2,589,851       2,554,056

Net Effect of Dilutive
Stock options and warrants
    based on the treasury stock
    method using average market price                              76,666            0       74,744         121,514

Total Shares                                                    2,647,047    2,554,056    2,664,595       2,675,570

Net Income, excluding interest
     expense on dilutive securities                            $  118,405   $  424,224   $   89,649      $  220,028

Diluted Earnings Per Share                                     $     0.04   $     0.17   $     0.03      $     0.08

Average Market Price
    of Common Stock                                            $     1.05   $     0.73   $     1.04      $     0.97

Ending Market Price
    of Common Stock                                            $     1.02   $     1.06   $     1.02      $     1.06



Certain options and warrants were excluded from the calculation of diluted earnings per share at March 31, 2001 because they are considered anti-dilutive under FAS 128:

1) Options granted to a Company officer and director to purchase 50,000 shares of the Company's common stock at $2.00 per share.

2) Warrants issued pursuant to the Company's debentures to purchase 495,000 shares of common stock @ $2.00 per share, and 240,000 shares at $1.50 per share.

4.  Notes Payable

Maturities of notes payable for the 5 years succeeding March 31, 2001 are:


         2002      $ 423,972
         2003        395,000

         Total     $ 818,972
                   =========



5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2001 and 2000 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(41,000) in the period ended March 31, 2001 and decreased approximately $(98,000) in the period ended March 31, 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At March 31, 2001, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $27,358,000 and $28,088,000, respectively, which is available to offset future taxable income, if any, through 2010.

6.  Subsequent Events

In April 2001, the Company entered into an agreement with a local bank for a 1-year revolving line of credit. The Company can borrow up to $1,000,000.00, based on a percentage of accounts receivable and inventory, at the bank's prime rate of interest. The Company may draw against the line in amounts of $25,000 or more, to be used for short-term working capital, and must repay any interest on a monthly basis. The outstanding principal and any unpaid interest are payable in April 2002.

In April 2001, the Company purchased 100% of the common stock of Columbus Jack Corporation, a Columbus, Ohio-based manufacturer of airline jacks and other ground support equipment. The Company will pay a minimum of $1.63 million in cash and possibly stock over 6 years and, depending on meeting certain Columbus Jack Corporation performance targets, the Company could pay up to a maximum of $3 million in cash and possibly stock over 6 years. The Company paid $570,000 at closing out of its internal cash on hand.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 as Compared to March 31, 2000

Net Sales for the three months ended March 31, 2001 were $1,658,953 as compared to $1,794,221 for the three months ended March 31, 2000, a decrease of $135,268 or 7.5%. We shipped 48 units in the current period compared to 67 units in the same period last year. Sales decreased due to a slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and which continued through the first six months of fiscal 2001. The slowdown appears to be industry-wide and not Company specific. Our current backlog is approximately $1.3 million compared to $1.2 million at March 31, 2000. We expect consolidated sales for the three months ending June 30, 2001 to be approximately $3.0 million, including Columbus Jack.

Gross profit was $530,200 or 32.0% of sales as compared to $646,490 or 36.0% of sales for the same period a year earlier. Gross profit percentage decreased due to higher production overhead expenses related to benefits and pay, as we attempt to remain competitive in the labor market. The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product. However, the Company is operating with a necessary level of staffing and, at this time, does not intend to reduce employment below its current levels. We expect gross profit percentages to decrease to approximately 30% in the next quarter due to margin contributions from the Columbus Jack subsidiary, which historically has been lower than the Multipress subsidiary. Management will attempt to incorporate strategies at Columbus Jack which have been applied by Multipress with the goal of increasing Columbus Jack's gross margins over the next year.

Selling, general and administrative expenses increased to $439,295 during the three months ended March 31, 2001 from $418,261 for the three months ended March 31, 2000. Selling general and administrative expenses as a percentage of sales were 26.5% during the three months ended March 31, 2001 as compared to 23.3% for the three months ended March 31, 2000. The approximately $21,000 increase in selling, general and administrative expenses is primarily due to non-recurring expenses for the purchase of Columbus Jack Corporation. The percentage is expected to decrease to approximately 25% in the next period as we expect to increase sales significantly.

Net interest income for the three months ended March 31, 2001 was $1,938 compared to net interest expense of $2,865 for the same period last year. The change from expense to income is due primarily to the reduction of the principal on our outstanding debt and the increased interest earned on our cash. However, interest expense is expected to increase significantly in the next period due to the high level of Columbus Jack indebtedness and the reduction in cash due to the $570,000 down payment on the acquisition of CJC. Management intends to pay down the debt as quickly as possible without restricting operations.

Currently, we have $795,000 of 6% debt represented by $595,000 secured debt issued in November 1997 and now due in December 2002, and $200,000 unsecured convertible debt due in August 2001. Additionally, our subsidiary, QPI Multipress, Inc., has $23,972 of 8.04% debt, which must be repaid monthly through November 2001. The acquisition of Columbus Jack will increase our debt by approximately $2.9 million, composed of $1.3 million in existing debt and $1.6 million for guaranteed payments to the previous owners of Columbus Jack.

Net income for the period was $89,649 as compared to $217,028 for the same three-month period a year earlier, a decrease of $127,379 or 58.7%, due to the significant reduction in gross profit. We expect net income to increase in the next period due to the increased sales levels the Company will experience.

The income tax provision in the three months ended March 31, 2001 and 2000 includes a benefit related to utilization of NOL carry forwards of approximately $41,000 and $98,000 respectively. The 2001 provision relates to federal alternative minimum tax, state income tax, and city income tax. The 2000 provision relates to city income taxes.

Six Months Ended March 31, 2001 as Compared to March 31, 2000

Net sales for the six months ended March 31, 2001 were $3,081,330 as compared to $3,497,500 for the six months ended March 31, 2000, a decrease of $416,170 or 11.9%. We shipped 98 units in the current period compared to 127 units in the same period last year. Sales decreased due to a slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and which continued through the first six months of fiscal 2001. The slowdown appears to be industry-wide and not Company specific. Our current backlog is approximately $1.3 million compared to $1.2 million at March 31, 2000. We expect consolidated sales for the nine months ending June 30, 2001 to be approximately $6.0 million, including Columbus Jack.

Gross profit was $978,550 or 31.8% of sales as compared to $1,333,295 or 38.1% of sales for the same period a year earlier. Gross profit percentage decreased due to higher production overhead expenses related to benefits and pay, as we attempt to remain competitive in the labor market. The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product. We expect gross profit percentages to decrease to approximately 30% for nine months since Columbus Jack's historical gross margins have been lower than Multipress'.

Selling, general and administrative expenses for the six months ended March 31, 2000 were $854,658 as compared to $878,442 for the six months ended March 31, 2000, a decrease of $23,784 or 2.7%. Selling general and administrative expenses as a percentage of sales increased to 27.7% during the six months ended March 31, 2001 as compared to 25.1% for the six months ended March 31, 2000. The percentage increase is primarily due to the decreased sales for the six months. The percentage is expected to decrease to approximately 25% for nine months due to the anticipated increase in sales.

Net interest income was $273 for the six months ended March 31, 2001 as compared to net interest expense of $21,655 for the comparable period a year earlier. The change from interest expense to interest income is due primarily to the reduction of the principal on the Company's outstanding debt and the increased interest earned on our cash. However, interest expense is expected to increase significantly in the next period due to the high level of Columbus Jack indebtedness and the reduction of cash on hand. Management intends to pay down the debt as quickly as possible without restricting operations.

Currently, we have $795,000 of 6% debt represented by $595,000 unsecured debt issued in November 1997 and $200,000 unsecured convertible debt. Additionally, our subsidiary, QPI Multipress, Inc., has $23,972 of 8.04% debt, which must be repaid monthly through November 2001. The acquisition of Columbus Jack will increase our debt by approximately $2.9 million, composed of $1.3 million in existing debt and $1.6 million for guaranteed payments to the previous owners of Columbus Jack.

Net income for the period was $117,955 as compared to $424,224 for the same six-month period a year earlier, a decrease of $306,269 or 72.2%, due to the significant reduction in gross profit. We expect net income to increase for the nine-month period due to the increased sales levels the Company will experience.

The income tax provision in the six months ended March 31, 2001 and 2000 includes a benefit related to utilization of NOL carry forwards of approximately $54,000 and $187,000 respectively. The 2001 provision relates to federal alternative minimum tax, state income tax, and city income tax. The 2000 provision relates to city income taxes.


Liquidity and Capital Resources

As of March 31, 2001, we had a working capital surplus of $1,433,568 as compared to a working capital surplus of $610,117 at March 31, 2000 and a working capital surplus of $698,672 at September 30, 2000. The increase is primarily due to the transfer of debt from current liabilities to long-term liabilities as our lenders agreed in December 2000 to extend the maturity date for $680,000 of notes payable until December 2002, at the same 6% interest rate. In exchange, we authorized issuance of new Series A warrants for 156,000 shares of common stock exercisable at $1.00 per share through September 2001 and new Series C warrants for 240,000 shares of common stock exercisable at $1.50 per share through September 2002. Additionally, in March 2001, a $200,000 note payable was converted into 266,666 shares of common stock at the noteholder's request further improving the working capital surplus and the Company's shareholders' equity. However, the surplus will decrease significantly in the next period as Columbus Jack has a working capital deficit. We believe the working capital position will begin to improve after the next period as we anticipate continuing cash flow from profitable operations in the future. Our major source of liquidity continues to be from operations, but we do have a $1,000,000 line of credit now available. The Company has reduced the principal on the 6% notes payable during the six months ended March 31, 2001 by $305,000.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  Not applicable

         b.       Reports on Form 8-K

                  On May 11, 2001, the Company filed a report on Form 8K announcing the purchase of all of the outstanding stock of Columbus Jack Corporation, a closely held manufacturer of hydraulic jacks and other ground support equipment for aircraft, headquartered in Columbus, Ohio. Columbus Jack will continue operating in the aircraft ground support industry. Quality Products purchased 90% of Columbus Jack's shares from Dennis B. Mellman of Columbus, Ohio and 10% from the Mr. P. Kim Packard. The 8K Report included Columbus Jack Corporation audited financial information.


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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                               Quality Products, Inc.
                                               ----------------------
                                                     Registrant


Date:  May 14, 2001               By       /s/ Bruce C. Weaver
                                           ------------------------------------
                                           Bruce C. Weaver
                                           President (Principal Executive
                                           Officer)





Date:  May 14, 2001               By       /s/ Tac D. Kensler
                                           ------------------------------------
                                           Tac D. Kensler
                                           Chief Financial Officer