Form 10QSB
period 2001-06-30
QUALITY PRODUCTS INC
filed 2001-08-14
CIK 843462

United States
Securities and Exchange Commission
Washington, DC  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2001

Commission file number 0-18145

QUALITY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

560 W. Nationwide Blvd., Columbus, OH  43215
(Address of principal executive offices)

(614) 228-0185
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 6, 2001, the Company had 2,817,999 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

QUALITY PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET

June 30, 2001
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$436,280
Trade accounts receivable, less allowance for doubtful accounts, of $63,609	1,294,335
Inventories	1,943,624
Other Current Assets	154,973

Total Current Assets	3,829,212

Property and Equipment	2,459,677
Less Accumulated Depreciation	(1,973,571)

Property and Equipment, net	486,106

Goodwill, less accumulated amortization of $8,622	1,677,878

TOTAL ASSETS	$5,993,196

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,092,938
Accrued expenses	470,651
Customer deposits	149,787
Income taxes payable	10,785
Note payable, current	787,585
Note payable, related parties, current	550,000

Total Current Liabilities	$3,061,746

NON-CURRENT LIABILITIES:

Notes payable, non-current	$319,668
Notes payable, related parties, non-current	982,109

Total non-current liabilities	$1,301,777

TOTAL LIABILITIES	$4,363,523

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, voting, par
Value $.00001; 10,000,000 shares authorized; No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000	$28
shares authorized; 2,817,999 shares issued and outstanding; 1,484,333 shares reserved for future issuance

Additional paid in capital	25,227,310
Accumulated deficit	(23,597,666)

Total stockholders' equity	$1,629,672

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,993,195

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.
CONSOLIDATED
STATEMENT OF INCOME

	For the nine months ended		For the three months ended
	June 30,		June 30,
	2001	2000	2001	2000

Net Sales	$6,217,587	$5,360,941	$3,136,257	$1,863,442
Cost of Goods Sold	4,088,174	3,297,116	1,985,394	1,132,911

Gross Profit	2,129,413	2,063,825	1,150,862	730,531

Selling, General, & Admin Expenses	1,508,834	1,334,545	654,166	456,104

Operating Income	620,580	729,280	496,697	274,427
Other Income (Expense):
Interest Expense	(79,595)	(52,112)	(47,626)	(11,626)
Interest Income	39,933	31,659	7,691	12,828
Other Income(Expense)	1,467	5,365	(467)	475

Total Other Income(Expense)	(38,195)	(15,088)	(40,402)	1,677

Income Before Income Taxes	582,384	714,192	456,294	276,104

Income Taxes	21,146	34,437	13,001	20,573

Net Income	$561,238	$679,755	$443,293	$255,531

Earnings per share:

Basic earnings per common share(Note 3)	$0.21	$0.27	$0.16	$0.10

Diluted earnings per common share(Note 3)	$0.20	$0.27	$0.15	$0.09

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS

	For the nine months ended
	June 30,
	2001	2000
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net Income	$561,238	$679,755
Adjustments to reconcile net income to net cash provided(used) by operating activities;
Depreciation	74,610	37,254
Goodwill amortization	8,622	--

Cash provided(used) by current assets and liabilities:
Accounts receivable	(198,349)	319,558
Inventories	153,084	(299,568)
Other assets	6,267	16,482
Accounts payable	87,060	126,061
Accrued expenses	(183,658)	(27,645)
Customer Deposits	70,807	(97,184)
Income Taxes Payable	(9,974)	9,307

Cash provided(used) by operating activities	$569,707	$764,020

Cash Flows Used by Investing Activities:
Purchase of machinery & equipment	(10,858)	(33,707)
Purchase of Investments	--	(7,637)
Purchase of Columbus Jack Corporation	(552,140)	--

Cash used for investing activities	(562,998)	(41,344)

Cash Flows From Financing Activities:
Principal Repayments-Insurance Note	(14,286)
Principal Repayments-NCB Bank Note	(40,335)	(41,184)
Principal Repayments-Firstar Line of credit	(101,000)	--
Principal Repayments-Firstar Bank Note	(37,500)	--
Principal Repayments-NMC Note	(16,667)	--
Principal Repayment – Debentures	(355,000)	(150,000)

Cash used for financing activities	(564,788)	(191,184)

Net Increase (Decrease) in Cash	(558,079)	531,492
Cash at Beginning of Period	994,359	667,423

Cash at End of Period	$436,280	$1,198,915

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

	Nine Months Ended
	June 30,
	2001	2000

Cash paid for interest	81,158	62,112
Cash paid for taxes	31,120	25,130

Supplemental disclosure of non-cash investing activity:

During the period ended June 30, 2001, the Company recorded $1,686,499 of goodwill relating to the acquisition of Columbus Jack Corporation.  The Company is amortizing the goodwill over 40 years.

Supplemental disclosure of non-cash financing activity:

During the period ended June 30, 2001, the Company issued a $1,060,000 note payable for the purchase of 100% of the stock of Columbus Jack Corporation.  The note is recorded at its discounted present value of $823,984.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis.  Current three months and nine months operating results include the information of Columbus Jack Corporation as of April 26, 2001, the date of acquisition. Operating results for the nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

2.          Inventories

             Inventories at June 30, 2001 consist of:

Raw materials and supplies	$1,775,204
Work-in-process	514,390
Finished goods	32,800

Total	2,322,394

Less reserve	(378,770)
Inventories, net	$1,943,624

3.          Earnings Per Share

	9 Months Ended		3 Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Basic:
Average Shares Outstanding	2,650,966	2,554,056	2,817,999	2,554,056

Net Income	$561,238	$679,755	$443,293	$255,531

Basic Earnings Per Share	$0.21	$0.27	$0.16	$0.10

Diluted:

Average Shares Outstanding	2,650,966	2,554,056	2,817,999	2,554,056

Net Effect of Dilutive
Stock options and warrants
based on the treasury stock method using average market price	111,614	0	146,729	251,224
Total Shares	2,762,580	2,554,056	2,964,728	2,805,280

Net Income, excluding interest expense on dilutive securities	$561,238	$679,755	$443,293	$255,531

Diluted Earnings Per Share	$0.20	$0.27	$0.15	$0.09

Average Market Price of Common Stock	$1.14	$0.71	$1.28	$1.13

Ending Market Price of Common Stock	$1.20	$0.97	$1.20	$0.97

Certain options and warrants were excluded from the calculation of diluted earnings per share at June 30, 2001 because they are considered anti-dilutive under FAS 128:

1)          Options granted to a Company officer to purchase 50,000 shares of the Company’s common stock at $2.00 per share.

2)          Warrants issued pursuant to the Company’s debentures to purchase 495,000 shares of common stock @ $2.00 per share, and 240,000 shares at $1.50 per share.

4.          Notes Payable

Maturities of notes payable for the 5 years succeeding June 30, 2001 are:

2002	$1,337,585
2003	538,639
2004	132,719
2005	167,215
2006	463,204
Total	$2,639,362

5.          Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2001 and 2000 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(196,000) in the period ended June 30, 2001 and decreased approximately $(119,000) in the period ended June 30, 2000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At June 30, 2001, the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $27,208,000 and $28,048,000, respectively, which is available to offset future taxable income, if any, through 2010.

6.          Acquisition of Columbus Jack Corporation

In April 2001, the Company purchased 100% of the common stock of Columbus Jack Corporation, a Columbus, Ohio-based manufacturer of airline jacks and other ground support equipment.  The Company will pay a minimum of $1.63 million in cash and possibly stock over 6 years and, depending on meeting certain Columbus Jack Corporation performance targets, the Company could pay up to a maximum of $3 million in cash and possibly stock over 6 years. The Company paid $570,000 at closing out of its internal cash on hand and.

At the time of purchase the Company recorded each asset acquired and each liability assumed at its estimated fair value, which is subject to future adjustment when appraisals or other further information are obtained. The excess of the total consideration paid over the fair value of net assets acquired is recorded as goodwill. Goodwill for the Columbus Jack acquisition was $1,686,499.

The pro forma unaudited results of operations for the nine months ended June 30, 2001 and 2000, assuming the consummation of the acquisition as of October 1 of each period, are as follows:

	For the nine months ended
	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited)

Sales	$9,408,943	$9,863,296
Operating Income	$561,227	$677,357
Net Income	$390,397	$489,322
Basic Earnings per Share	$0.15	$0.19
Diluted Earnings per Share	$0.14	$0.19

7.          Segment Information

The following information for all periods presented below reflects the segmenting of Quality Product's businesses into two components: Machine Tools and Ground Support Equipment. It also identifies all corporate expenses, which are included in the consolidated statements.  The accounting policies of the reportable segments are the same as those described in the 2000 Form 10-KSB note, "Summary of significant accounting policies."

	For the nine months ended
	June 30, 2001
	(Unaudited)

	Corporate	Machine Tools	Ground Support	Adjustments(1)	Consolidated

Net Sales	--	$5,049,091	$1,168,496	$--	$6,217,587
Net Sales to Unaffiliated Customers	--	$5,049,091	$1,168,496	$--	$6,217,587

Operating Income (Loss)	$(282,631)	$752,558	$150,653	$--	$620,580

Total Assets	$1,698,959	$6,956,410	$2,089,561	$(4,751,734)	$5,993,196

	For the nine months ended
	June 30, 2000
	(Unaudited)

	Corporate	Machine Tools	Ground Support	Adjustments(1)	Consolidated

Net Sales	--	$5,360,941	$--	$--	$5,360,941
Net Sales to Unaffiliated Customers	--	$5,360,941	$--	$--	$5,360,941

Operating Income (Loss)	$(327,533)	$1,056,813	$--	$--	$729,280

Total Assets	$(28,665)	$5,960,799	$--	$(2,912,872)	$3,019,262

(1) Represents elimination of intercompany transactions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following information for all periods presented below reflects the segmenting of Quality Product's businesses into two components: Machine Tools and Ground Support Equipment.

Three Months Ended June 30, 2001 Compared to June 30, 2000

OVERVIEW

Consolidated sales increased 6.0% during the quarter ended June 30, 2001 to $3,136,257 from $1,863,442 in the quarter ended June 30, 2000. Consolidated operating income was $496,697 as compared to $274,427 in the three months ended June 30, 2000, an increase of 80.6%.

MACHINE TOOLS

Net Sales for the three months ended June 30, 2001 were $1,967,760 compared to $1,863,442 for the three months ended June 30, 2000, an increase of $104,318 or 5.6%. Two large orders composed approximately $1,000,000 of sales. We shipped 39 units in the current period compared to 60 units in the same period last year. Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and which continued through the first nine months of fiscal 2001.  The slowdown follows the trend appearing throughout the manufacturing sector.  Our current backlog is approximately $728,000 compared to $1.3 million at June 30, 2000. We expect machine tool sales for the three months ending September 30, 2001 to be approximately $1.2 million.

Operating income was $445,485 or 22.6% of sales compared to $382,319 or 20.5% of sales for the same period a year earlier.  The percentage increased due to above average profit margins on the large orders discussed above.  Multipress continues to experience higher operating expenses related to benefits and pay, as we attempt to remain competitive in the labor market.  The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product. However, Multipress is operating with a necessary level of staffing and, at this time, does not intend to reduce employment below its current level. We expect operating margins to decrease to approximately 5% in the next quarter due to the significant slowdown in sales and a return to a more price-competitive product mix.

GROUND SUPPORT EQUIPMENT

Net Sales for the three months ended June 30, 2001 were $1,168,496. We shipped 134 units in the current period. Our current backlog is approximately $2 million. We expect ground support sales for the three months ending September 30, 2001 to be approximately $1.3 million.

Operating income was $150,653 or 12.9% of sales. We expect operating income at Columbus Jack to increase in the next period as staff reductions are made and operating efficiencies continue taking effect. We expect operating margins to increase to approximately 15% in the next quarter due to an improving production process.

CORPORATE EXPENSES

Corporate expenses were $103,210 in the quarter ended June 30, 2001 compared to $118,321 in the quarter ended June 30, 2000. The decrease was mainly due to the transfer of payroll expense from corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack, and we are allocating expenses to the responsible segment.

AMORTIZATION OF GOODWILL

Amortization of goodwill, a non-cash charge, increased to $8,622 in the quarter ended June 30, 2001 from $0 in the quarter ended June 30, 2000, due to the acquisition of Columbus Jack.

INTEREST EXPENSE, NET

Consolidated net interest expense for the three months ended June 30, 2001 was $36,693 compared to net interest income of $22,488 for the same period last year.  The increased expense is due to the significant increase in debt assumed in the Columbus Jack acquisition as well as our reduced level of cash.  However, interest expense is expected to decrease in the next period as management intends to pay down the debt as quickly as possible without restricting operations.

Currently, we have $2,639,361 of debt at various interest rates and maturity dates including $200,000 of unsecured convertible debt due in August 2001. Discussions are ongoing with the $200,000 noteholder regarding conversion to stock, but no final decision has been reached.

INCOME TAX EXPENSE

The consolidated income tax provision in the three months ended June 30, 2001 and 2000 includes a benefit related to utilization of NOL carry forwards of approximately $196,000 and $119,000 respectively.  The 2001 provision relates to federal alternative minimum tax, state income tax, and city income tax.  The 2000 provision relates to city income taxes.

Nine Months Ended June 30, 2001 as Compared to June 30, 2000

OVERVIEW

Consolidated sales increased 15.9% during the nine months ended June 30, 2001 to $6,217,587 from $5,360,941 in the nine months ended June 30, 2000. Consolidated operating income was $620,580 as compared to $729,280 in the nine months ended June 30, 2000, a decrease of 15.1%.

MACHINE TOOLS

Net Sales for the nine months ended June 30, 2001 were $5,049,091 compared to $5,360,941 for the nine months ended June 30, 2000, a decrease of $311,850 or 5.8%. Two large orders in the current year composed approximately $1,000,000 of sales. We shipped 137 units in the nine months compared to 187 units in the same period last year. Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and which continued through the first nine months of fiscal 2001.  The slowdown follows the trend appearing throughout the manufacturing sector.  Our current backlog is approximately $728,000 compared to $1.3 million at June 30, 2000. We expect machine tool sales for the year ending September 30, 2001 to be approximately $6.2 million.

Operating income was $752,558 or 14.9% of sales compared to $1,056,813 or 19.7% of sales for the same period a year earlier.  The percentage decreased due to the significant decrease in unit volume.  Multipress continues to absorb increasing operating expenses related to benefits and pay, as we attempt to remain competitive in the labor market.  The declining level of orders in the nine month period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product. However, Multipress is operating with a necessary level of staffing and, at this time, does not intend to reduce employment below its current level. We expect operating margins for the year ending September 30, 2001 to be approximately 14%.

GROUND SUPPORT EQUIPMENT

Columbus Jack was acquired on April 26, 2001 and the nine month results correspond only since that date.  Net Sales for the nine months ended June 30, 2001 were $1,168,496. We shipped 134 units in the current period. Our current backlog is approximately $2 million. We expect ground support sales for the year ending September 30, 2001 to be approximately $2.5 million.

Operating income was $150,653 or 12.9% of sales. We expect operating income at Columbus Jack to increase in the next period as staff reductions are made and operating efficiencies continue taking effect. We expect operating margins to increase to approximately 15% in the next quarter due to an improving production process.

CORPORATE EXPENSES

Corporate expenses were $282,631 in the nine months ended June 30, 2001 compared to $327,533 in the nine months ended June 30, 2000. The decrease was mainly due to the transfer of payroll expense from corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack and we are allocating expenses to the responsible segment.

AMORTIZATION OF GOODWILL

Amortization of goodwill, a non-cash charge, increased to $8,622 in the nine months ended June 30, 2001 from $0 in the nine months ended June 30, 2000, due to the acquisition of Columbus Jack.

INTEREST EXPENSE, NET

Consolidated net interest expense for the nine months ended June 30, 2001 was $39,662 compared to net interest expense of $20,453 for the same period last year.  The increased expense is due to the acquisition of Columbus Jack.  Interest expense is expected to decrease in the next period as management intends to pay down the debt as quickly as possible without restricting operations.

Currently, we have $2,639,361 of debt at various interest rates and maturity dates including $200,000 of unsecured convertible debt due in August 2001. Discussions are ongoing with the $200,000 noteholder regarding conversion to stock, but no final decision has been reached.

INCOME TAX EXPENSE

The consolidated income tax provision in the nine months ended June 30, 2001 and 2000 includes a benefit related to utilization of NOL carry forwards of approximately $(502,000) and $(259,000) respectively.  The 2001 provision relates to federal alternative minimum tax, state income tax, and city income tax.  The 2000 provision relates to city income taxes.

Liquidity and Capital Resources

As of June 30, 2001, we had a working capital surplus of $767,466 as compared to a working capital surplus of $834,870 at June 30, 2000 and a working capital surplus of $698,672 at September 30, 2000.  The change is primarily due to the short-term debt assumed in the Columbus Jack purchase. We believe the surplus will increase in the next period as we intend to pay down the debt as quickly as possible without restricting operations, by using cash flow from profits.  Our major source of liquidity continues to be from operations, but we do have a $1,000,000 line of credit available.

PART  II

Item 6.  Exhibits and Reports on Form 8-K

a.          Exhibits

             Not applicable

b.          Reports on Form 8-K

On May 11, 2001, the Company filed a report on Form 8K announcing the purchase of all of the outstanding stock of Columbus Jack Corporation, a closely held manufacturer of hydraulic jacks and other ground support equipment for aircraft, headquartered in Columbus, Ohio.  Columbus Jack will continue operating in the aircraft ground support industry.  Quality Products purchased 90% of Columbus Jack’s shares from Dennis B. Mellman of Columbus, Ohio and 10% from Mr. P. Kim Packard.  The 8K Report included Columbus Jack Corporation audited financial information.

On June 28, 2001 the Company filed Form 8-K/A, disclosing pro forma financial information not filed with the initial report on Form 8-K.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date: August 14, 2001	By	/s/ Bruce C. Weaver
Bruce C. Weaver
President (Principal Executive
Officer)

Date: August 14, 2001	By	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer