Form 10KSB
period 2001-09-30
QUALITY PRODUCTS INC
filed 2001-12-28
CIK 843462

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2001

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Name of small business issuer in its charter)

DELAWARE	75-2273221
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

560 W. Nationwide Blvd., Columbus, OH	43215
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number                 (614) 228-0185

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

COMMON STOCK, $.00001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenues for its most recent fiscal year were $9,143,961.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 11, 2001, was $2,027,483 based on the average of the bid and asked price of $0.93 as reported by the OTC electronic bulletin board on such date.

As of September 30, 2001, there were 3,091,632 shares of Common Stock, $.00001 Par Value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There is no annual report, proxy statement, or prospectus to incorporate by reference.

Transitional Small Business Disclosure Format (check one):          Yes  ☐    No  ☒

QUALITY PRODUCTS, INC.

FORM 10-KSB

PART I

ITEM 1.  BUSINESS

GENERAL

Quality Products, Inc. (the "Company"), a Delaware corporation is a holding company, originally organized in 1988 under the name “Analytics Inc.”  We have two wholly-owned operating subsidiaries.  QPI Multipress, Inc., an Ohio corporation ("Multipress"), is a manufacturer of hydraulic presses and accessories.  The trade name “MultiPress” has been in use for almost 60 years.  On April 26, 2001 we acquired Columbus Jack Corporation, an Ohio corporation (“CJC”).  CJC is a manufacturer of hydraulic jacks and other ground support equipment for aircraft.  The trade name “Columbus Jack” has been in use for over 45 years.  Multipress and CJC exhibit similarities in the areas of production, engineering and accounting.  Many suppliers are common to the two companies allowing purchasing synergies to take effect.  Also, the manufacturing employees of Multipress are able to assist CJC in assembling the products.  Engineering staff at Multipress is assisting in the design of CJC products.   However, the two companies are different in the area of sales and marketing.  Multipress uses a network of manufacturers’ representatives to distribute its products, whereas the majority of sales at CJC are government customers that are sold to directly from inside salespeople.

QPI MULTIPRESS, INC.

Multipress manufactures industrial hydraulic bench presses, floor presses, (together, referred to as  "Multipresses" herein) and accessories used with Multipresses.  The Company is one of the leading producers of industrial hydraulic "C" frame presses in the United States.  Multipresses are used in a variety of industries, including automotive, appliance, abrasive materials, electrical and food compaction industries.

The current Multipress® line, which consists of 27 different standard models, is adaptable to CIM (Computer Integrated Manufacturing), a combination of hydraulic presses with robotics.  Multipress has provided turnkey operations to a number of Fortune 500 companies.  Turnkey systems include a combination of any number of peripheral automation devices supplied by third party companies used in conjunction with a Multipress.

Approximately half of the machines Multipress ships are special or modified in some way to suit customer requirements.  In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving platen can be furnished up to 1000-ton capacity.  Many special designs and configurations have been furnished in the 59 years Multipresses have been produced.  These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, and several units located around a large dial table.

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

One customer accounted for $1,023,763 of sales in fiscal 2001.

Multipress’ order backlog has no discernable pattern, as customer purchasing is not seasonal.  Multipress’ backlog at September 30, 2001 was approximately $330,000, which is significantly less than Multipress' historical average backlog of $800,000 to $1,000,000.  The backlog usually ships within three to six months from the date ordered.

COLUMBUS JACK CORPORATION

CJC manufactures hydraulic jacks and other ground support equipment for maintenance functions of commercial and government aircraft.  The current product line consists of tripod jacks, axle jacks, towbars, tire bead breakers, tire dollies, tire fixtures, and aircraft weighing systems.  Additionally, we supply repair parts and service for these items.

We require many different raw material components for our products, but we are not dependent on any one supplier for these products.  Our relationship with suppliers has improved significantly since being acquired by Quality Products.

Historically, the U.S. government has provided approximately 50% of sales revenues.  We compete in our market with approximately five other companies worldwide, none of which is dominant.  We compete primarily based on quality, longevity, service, and pricing.

Our products are primarily marketed through three in-house salespeople.  Although our main market is the United States, many sales are made to foreign customers.

The U.S. government represented approximately 70% of sales in fiscal 2001.

CJC’s backlog has no discernable pattern, as customer purchasing is not seasonal.  At September 30, 2001 the backlog was approximately $1.4 million, which is below our historical average backlog of  $1.75 million to $2.0 million.  The backlog usually ships within three to six months from the date ordered.

Quality Products employed a total of 73 employees, with 71 of those full-time, as of September 30, 2001, 17 of whom belonged to the International Association of Machinists and Aerospace Workers, AFL-CIO.  We believe our relationship with the union is satisfactory.

The Company has a trademark on the tradename “Multipress”, but not on the tradename “Columbus Jack”.

The Company does require government approval of its products or services that are sold to the U.S. government.

The Company is not aware of any existing or probable governmental regulations, which will have a material effect on the business.

The Company had no research and development expenses in fiscal years 2001 or 2000.

The Company incurred no material costs or effects due to compliance with environmental laws.

ITEM 2.  PROPERTY OF THE COMPANY

Location	Description

560 W. Nationwide Blvd. Columbus, Ohio 43215-2388

A lease for approximately 50,000 square feet of manufacturing and office space currently expiring June, 2003, used by QPI Multipress Inc., and since August 1996 also used as the executive office of the Company. The rental rate is $8,473 per month. The lease may be terminated by the Company  or the lessor with six months notice. The property is in good condition.

1000 S. Front St. Columbus, Ohio 43206-2598

A lease for approximately 32,000 square feet of manufacturing and office space currently expiring March 31, 2002, used by Columbus Jack. The rental rate is $9,000 per month. The property is in satisfactory condition.

1400 Kibby St. Lima, Ohio 45804

A lease for approximately 20,000 square feet of manufacturing and office space currently expiring June 30, 2002, previously used by Columbus Jack.  The Company ceased operations at this facility on September 30, 2001. The rental rate is $3,200 per month. The property is in satisfactory condition.

ITEM 3.  LEGAL PROCEEDINGS

                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

                MATTERS

(a) The following table shows the high and low bid prices for the Company's Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - “QPDC”), for the period commencing October 1, 1999 to September 30, 2001.  Such prices reflect inter-dealer prices, may not represent actual transactions, and do not include retail markup, markdown or commissions.

2001	High	Low

First Quarter – December 31, 2000	$1.3750	$0.9062
Second Quarter – March 31, 2001	1.2188	0.9062
Third Quarter – June 30, 2001	1.9000	0.9844
Fourth Quarter – September 30, 2001	1.2400	1.0300

2000	High	Low

First Quarter – December 31, 1999	$0.5312	$0.3125
Second Quarter – March 31, 2000	1.6875	0.3438
Third Quarter – June 30, 2000	1.4375	0.9375
Fourth Quarter – September 30, 2000	1.3750	0.2969

 (b) Approximate number of equity securities holders:

Title of Class	Approximate Number of Record Holders (as of September 30, 2001)

Common Stock, $.00001 Par Value	343

(c) Dividends:

The Company paid no dividends in the years ending September 30, 2000 or 2001.  The Company does not anticipate paying dividends in the foreseeable future.  The Company is restricted from paying dividends under the terms of a Credit Agreement dated November 25, 1997 with Eastlake Securities, Inc.  The Company is permitted to declare or pay dividends only in shares of capital stock, options, warrants, or other rights to purchase stock and cash in lieu of fractional shares, unless otherwise approved by Eastlake Securities, Inc.  The restriction is effective for the entire time of the Credit Agreement, which originally expired on December 29, 2000, and was extended to December 29, 2002.

RECENT SALE OF UNREGISTERED SECURITIES

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. (“Eastlake”), a New York investment-banking firm.  The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share.  The Note, originally due December 29, 2000 and subsequently extended to December 29, 2002, is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake.  The Series A Warrants expired on September 30, 2000, and the Series B Warrants expired September 30, 2001. On December 29, 2000, the Company and the investors agreed to extend $680,000 of the Note for two years at the same rate of interest (6%).  In exchange, for each $50,000 originally invested, the investors received Series D Warrants to purchase 6,500 shares of the Company’s common stock, exercisable at $1.00 per share expiring September 30, 2001, plus Series C Warrants for 10,000 shares of common stock, exercisable at $1.50 per share expiring September 30, 2002.  The Company extended the note to conserve capital for business development.  The balance due on the Note at September 30, 2001 is $495,000.

The Note is repaid quarterly by principal payments in the amount of $50,000 each December, March, June, and September together with any accrued interest.  Any unpaid principal balance ($495,000 at September 30, 2001) and accrued interest are due December 29, 2002.  The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also. Assuming all minimum payments are made on time, the balance due on December 29, 2002 will be $295,000 plus accrued interest.  At that time the Company will be required to use existing cash from operations, existing lines of credit or other new financing sources to repay this loan. However, there can be no assurances any of these options will be available to us.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake Series A Warrants to purchase 30,000 shares of common stock, which expired September 30, 1999, and Series B Warrants to purchase 45,000 shares of common stock, which expired September 30, 2001.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information reflects the segmenting of Quality Product's businesses into two components: Machine Tools and Ground Support Equipment.

RESULTS OF OPERATIONS

Year Ended September 30, 2001 Compared to September 30, 2000

OVERVIEW

Consolidated sales increased 28.9% during the year ended September 30, 2001 to $9,143,961 from $7,091,238 in the year ended September 30, 2000. The increase resulted from the acquisition of Columbus Jack in April 2001.  Consolidated operating income was $975,135 in 2001 as compared to $952,277 in 2000, an increase of 2.4%.  We were able to achieve this small increase because of the Columbus Jack acquisition, which helped to offset the significant decrease in operating income at Multipress, as it continues to experience a slowdown in new orders.

MACHINE TOOLS

Net Sales for the year ended September 30, 2001 were $6,331,308 compared to $7,091,238 for the year ended September 30, 2000, a decrease of $759,930, or 10.7%. Two large orders represented approximately $1,000,000 of sales.  We shipped 180 units in fiscal 2001 compared to 243 units in fiscal 2000.  Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and which continued through fiscal 2001.  The slowdown follows the trend appearing throughout the manufacturing sector.  Our current backlog is approximately $330,000 compared to $885,000 at September 30, 2000.  We expect machine tool sales for the three months ending December 31, 2001 to be approximately $675,000, but we cannot estimate an annual amount for fiscal 2002 with any reasonable certainty.  Additionally, we are unable to institute a sales price increase for fiscal 2002 due to the weak economic environment.

Operating income was $598,664 or 9.5% of sales compared to $1,380,917 or 19.5% of sales for the same period a year earlier.  The percentage decreased due to the significant slowdown in sales.  The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product.  However, we are operating with a necessary level of staffing and, at this time, we do not intend to reduce employment below its current level.  As a precautionary measure, beginning in October 2001, we will reduce plant production to 4 days per week and salaried employees, including management, will receive pay reductions until the business outlook improves.  We expect operating margins to be approximately (-7)% in the next quarter due to the significant slowdown in sales and the continuation of a more price-competitive product mix.

GROUND SUPPORT EQUIPMENT

Net Sales for the partial-year from April 26, 2001 through September 30, 2001 were $2,831,174.  We shipped 423 units in fiscal year 2001. Our current backlog is approximately $1.4 million. We expect ground support sales for the three months ending December 31, 2001 to be approximately $1.3 million, and $5.5 million for fiscal 2002.

Operating income was $363,873 or 12.9% of sales.  We expect operating income at Columbus Jack to increase in the next period as staff reductions are completed and operating efficiencies continue taking effect.  We expect operating margins to increase to approximately 15% in the next quarter and 17% for fiscal 2002, due to an improving production process.

CORPORATE EXPENSES

Corporate expenses were $209,158 in fiscal 2001 compared to $429,100 in fiscal 2000.  Approximately $78,000 of the decrease was due to the transfer of payroll-related expenses from corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack, and we are allocating expenses to the responsible segment.  The remaining difference resulted from reduced legal and accounting fees, which were higher in 2000 as we investigated new business opportunities.  We expect corporate expenses to remain steady in fiscal 2002.

AMORTIZATION OF GOODWILL

Amortization of goodwill, a non-cash charge, increased to $19,174 in the year ended September 30, 2001 from $0 in the year ended June 30, 2000, due to the acquisition of Columbus Jack.  However, we have adopted SFAS 142 beginning October 1, 2001, and we will no longer amortize goodwill.

INTEREST EXPENSE, NET

Consolidated net interest expense for the year ended September 30, 2001 was $91,600 compared to net interest income of $15,322 for the same period last year.  The increased expense is due to the significant increase in debt assumed in the Columbus Jack acquisition.  However, interest expense is expected to decrease in fiscal 2002 as we intend to pay down the debt as quickly as possible, in a declining interest rate environment, without restricting operations.  Currently, we have $2,322,535 of debt at various interest rates and maturity dates.  $838,435 of this is interest-free.  Since the acquisition of Columbus Jack on April 26, the Company has paid down approximately $378,000 in consolidated interest bearing debt.

INCOME TAX EXPENSE

The consolidated income tax provision in the year ended September 30, 2001 and 2000 includes a benefit related to utilization of NOL carry forwards of approximately $847,000 and $995,000 respectively.  The 2001 and 2000 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a working capital surplus of $1,096,990 as compared to a working capital surplus of $698,672 at September 30, 2000.  The change is primarily due to two reasons.  First, the reclassification of $295,000 of debt from short-term to long-term because we were able to extend the due date of the Eastlake agreement until December 2002.  Secondly, the conversion of $400,000 of short-term debt into common stock.  Additionally, profitable operations, and the payment of debt assumed in the Columbus Jack purchase contributed to the improved surplus.  We believe the surplus will increase in fiscal 2002 as we intend to pay down the debt as quickly as possible without restricting operations, by using cash flow from profits.  Our major source of liquidity continues to be from operations, but we do have borrowing ability of approximately $950,000 available under two lines of credit.  However, if Multipress continues experiencing a business slowdown through March 2002, our operating abilities will be severely restricted and the surplus could become a deficit unless we can elevate the business of Columbus Jack or obtain additional financing, neither of which can be assured.

FINANCING

On April 12, 2001, QPI Multipress and Quality Products, Inc entered into an agreement with a local bank for a one-year revolving line of credit, expiring April 5, 2002.  The terms of the agreement permit maximum borrowings of $1,000,000 subject to limits based on certain percentages of accounts receivable and inventory.  Additionally, the agreement is subject to certain financial ratios based on our quarterly financial reports.  The interest rate under this loan is equal to the bank’s prime rate.  The bank has a first security interest in all of the assets of QPI Multipress.  At September 30, 2001 there was no balance outstanding under this loan.

On July 26, 2001, we extended the revolving line of credit at Columbus Jack until April 5, 2002.  The terms under the extended line permit maximum borrowings of $700,000 subject to limits based on certain percentages of accounts receivable and inventory. Additionally, the agreement is subject to certain financial ratios based on our quarterly financial reports.  The interest rate under this loan is equal to the bank’s prime rate plus 1%. The bank has a first security interest in all of the assets of Columbus Jack Corporation.  At September 30, 2001 there was a balance of $484,000 outstanding under this loan.

In June 1998, Columbus Jack entered into a $700,000 term note with a local bank. The agreement calls for monthly principal payments of $12,500 plus variable interest at the bank’s prime rate plus 1.75%. The bank has a first security interest in all of Columbus Jack’s assets.  At September 30, 2001 there was a balance of $245,293 outstanding under this loan.  The note is payable in full in June 2003.

To the extent the total of both loans to Columbus Jack, are over $500,000, (currently they total $729,293), QPI Multipress has provided a corporate guarantee.  Quality Products has guaranteed both loans regardless of the dollar amount.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate. At September 30, 2001 there was a balance of $147,935 outstanding under this loan. The loan is payable upon demand.

In September 2001, Columbus Jack entered into an agreement with a finance company to finance business insurance premiums. The agreement calls for monthly payments of $3,167, including interest at 12.49%. At September 30, 2001 there was a balance of $27,075 outstanding under this loan.  The loan is payable in full in June 2002.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note is recorded at its discounted present value of $838,435.

The Company holds a note-payable due to the father of the former owner of Columbus Jack.  The note, which was entered into by Columbus Jack in July 1998, evidences the purchase of substantially all of the assets, except inventory, and liabilities of Neal Machine Company, a division of Columbus Jack. The agreement calls for monthly principal payments of $8,333 plus accrued interest at the prime rate quoted by Bank One, N.A., adjusted annually. At September 30, 2001 there was a balance of $83,334 outstanding under this loan. The note is payable in full in June 2002.

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. (“Eastlake”), a New York investment-banking firm.  The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share.  The Note, originally due December 29, 2000 and subsequently extended to December 29, 2002, is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake.  The Series A Warrants expired on September 30, 2000, and the Series B Warrants expired September 30, 2001. On December 29, 2000 the Company and the investors agreed to extend the Note for two years at the same rate of interest (6%).  In exchange, for each $50,000 originally invested, the investors received Series D Warrants to purchase 6,500 shares of the Company’s common stock, exercisable at $1.00 per share expiring September 30, 2001, plus Series C Warrants for 10,000 shares of common stock, exercisable at $1.50 per share expiring September 30, 2002.  The Company extended the note to conserve capital for business development.  The balance due on the Note at September 30, 2001 is $495,000.

The Note is repaid quarterly by principal payments in the amount of $50,000 each December, March, June and September together with any accrued interest.  The $495,000 unpaid principal balance and accrued interest are due December 29, 2002.  The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

The Company paid Eastlake a placement agent fee of $75,000 and issued to Eastlake, Series A Warrants to purchase 30,000 shares of common stock, which expired September 30, 1999, and Series B Warrants to purchase 45,000 shares of common stock, which expired September 30, 2001.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE

During the years ended September 30, 2001 and September 30, 2000, there were no disagreements with the Company’s accountants on accounting and financial disclosure practices.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 2001 are listed below:

Name	Age	Position	Director Since

Bruce Weaver	41	President and Director	February 1996

Ed Varon	56	Director	May 1998

Murray Koppelman	70	Director	May 1998

William Harrison, Jr.	68	Director	May 1998 (retired as director in October 2001)

Richard Drexler	54	Director	October 2001

Tac Kensler	34	Chief Financial Officer	---

Mr. Weaver became a consultant to the Company in November 1995, and in February 1996, he became president and a director. Additionally, he is CEO of QPI Multipress, Inc. and President of Columbus Jack.  For more than the past five years, Mr. Weaver has been self-employed as an accountant in Canada and a consultant to financially troubled companies in the United States and Canada.

Mr. Varon has been self-employed as an investor since September 1996.  For more than five years prior to September 1996, he was a founding partner of E.D. Michaels, Inc., a women’s apparel manufacturer and distributor.  In November 1997, he invested $50,000 in the Company’s $1,500,000 note.

Mr. Koppelman is currently President and owner of Eastlake Securities, Inc. in New York.  Eastlake Securities arranged the Company’s November 1997 refinancing of its bank debt and acts as collateral agent for the participants in that financing.  For more than the past 5 years, Mr. Koppelman has been President and owner of Eastlake Securities, Inc.  In November 1997, he invested $300,000 in the Company’s $1,500,000 note.

Mr. Harrison became a consultant to Columbus Jack in April 2001.  For more than five years prior to April 2001 he was Vice-President of Operations and a consultant for QPI Multipress, Inc.  He will retire as a consultant in December 2001, and in October 2001, Richard Drexler replaced him as a director.

Mr. Drexler was appointed to the board in October 2001.  He is currently owner of R.A.D & Associates, a business consulting firm.  For more than the past five years Mr. Drexler has been President, CEO and Chairman of Allied Products Corporation, an industrial manufacturing company.

Mr. Kensler was promoted to Chief Financial Officer of the Company in May 1998. In addition he is Chief Financial Officer for both operating subsidiaries.  From December 1994 through April 1998, he was the Controller for QPI Multipress, Inc.  Prior to joining the Company in January 1994, he was employed in the accounting department of the Worthington Steel Company, a steel-processing manufacturer.

Mr. Drexler is a director of ABC NACO, a public company engaged in the manufacturing of products for the rail industry.  None of the remaining directors are directors of any other reporting company.

Significant Employees	Age	Position

Theodore P. Schwartz	63	President of QPI Multipress, Inc.
Karen K. Hart	54	Treasurer of Columbus Jack Corporation

Mr. Schwartz became President of QPI Multipress, Inc. on December 15, 1997 pursuant to a five-year contract. He has been involved in the hydraulic press business for the past 39 years.  Mr. Schwartz was an officer of Multipress, Inc. until 1990.  For more than the five years prior to December 1997, Mr. Schwartz was an officer and director of PH Group, Inc., a manufacturer and marketer of hydraulic presses.

Ms. Hart became treasurer of Columbus Jack on April 26, 2001.  For more than five years prior to April 2001, she was an officer of Columbus Jack and began her employment there in February 1966.

ITEM 10.          EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 1999, 2000 and 2001 whose compensation in any of these years exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	All Other Compen- sation ($)

Bruce Weaver -	2001	$78,750	$11,000	-	-	-	-
President (since February	2000	$85,615	$12,700	-	-	-	-
1996)	1999	$84,000	$1,200	-	-	-	-

William Harrison, Jr. -	2001	$84,023(1)	$1,500	-	-	-	-
Vice President of QPI	2000	$85,365(1)	$25,200	-	-	-	-
Multipress, Inc.	1999	$128,052(1)	$600	-	-	-	-
Until January 2000

Theodore Schwartz	2001	$125,300(1)	$22,300	$9,231(2)	-	-	-
President of QPI	2000	$133,472(1)	$25,200	-	-	-	-
Multipress, Inc.	1999	$121,730(1)	$600	-	-	50,000	23,750(3)

(1)   Mr. Schwartz and Mr. Harrison were each provided with premium reimbursement for life insurance as part of salary.  The cost of this item is included in the above table.

(2)   Represents a monthly car allowance.

(3)   Represents cash paid to Mr. Schwartz as a result of the Company’s contributions towards the settlement of litigation between Mr. Schwartz and his former employer.

Mr. Weaver’s 3-year employment contract with the Company to serve as President expired September 30, 2000.  Currently, he is working without a contract as both he and the Company feel none is required.  Mr. Weaver’s salary is $84,000 annually, plus a bonus equal to 5% of the Company’s annual audited net income to the extent it exceeds $750,000 in any fiscal year.  However, like other managers, he has reduced his salary 10%.

Theodore P. Schwartz has an employment contract with Multipress to serve as its President for the period December 15, 1997 through December 31, 2002.  Mr. Schwartz receives a base salary of $120,000, subject to cost of living increases, plus benefits and an annual bonus based upon Multipress’ gross margins to the extent they exceed $2,000,000 in any fiscal year.  However, like other managers, he has reduced his salary 10%.

There were no stock options granted to any executive officer during the fiscal year ended September 30, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company for fiscal year 2001, the Company is not aware of any director, officer, or beneficial owner of more than 10% of its outstanding common stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of September 30, 2001 regarding the ownership of each class of the Company's equity securities beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group, and beneficial owners of more than 5% of any class of securities.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Dan Drexler	618,332(1)	18.5%
	875 N Michigan Ave
	Suite 3512
	Chicago, IL 60611

Common	Dale B. Newburg	600,000	17.9%
	550 N. Island
	Golden Beach, FL 33160

(1) For Mr. Dan Drexler, this represents 85,000 shares owned individually and 533,332 shares owned as a joint tenant with Richard Drexler.

                SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Bruce Weaver	170,783	5.1%
	c/o Quality Products, Inc.
	560 W. Nationwide Blvd.,
	Columbus, OH 43215

Common	Murray Koppelman	261,541(1)	7.8%
	575 Lexington Avenue
	New York, N.Y. 10022

Common	Richard Drexler	533,332(2)	15.9%
	875 N Michigan Ave, Ste 3350
	Chicago, IL 60611

Common	Ed Varon	12,479(3)	3.7%
	575 Lexington Avenue
	New York, NY 10022

(1)   For Mr. Koppelman, represents 201,541 owned shares and warrants to purchase 60,000 shares at $1.50 per share.

(2)   For Mr. Richard Drexler, this represents 533,332 shares owned as a joint tenant with Dan Drexler.

(3)   For Mr. Varon, represents 2,479 owned shares and warrants to purchase 10,000 shares at $1.50 per share.

(4)   For entire group, includes options or warrants for 70,000 shares acquirable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2001, as part of the Columbus Jack purchase agreement, we issued a note-payable to Mr. Dennis Mellman and Mr. P. Kim Packard, the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack.  Additionally, Mr. Mellman has a one-year consulting agreement with the Company for $120,000, with the final payment due April 2002.

The Company has notes-payable to two members of the board of directors, as well as several family members of one of the directors, as a component of the Eastlake financing agreement.  At September 30, 2001 we owe $495,000 to these related parties.  The notes are payable in full in December 2002.

Statements in this Form 10-KSB that are not historical facts, including statements about the Company's prospects, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic changes, litigation, and management estimates.  These risks and uncertainties could cause actual results to differ materially from the statements made.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8–K

     (a) Exhibits

2.1	-	Stock purchase agreement between Quality Products, Inc. and Dennis Mellman incorporated by reference from 8-K filed May 11, 2001.

2.2	-	Stock purchase agreement between Dennis Mellman and P. Kim Packard incorporated by reference from 8-K filed May 11, 2001.

2.3	-	Stock pledge agreement between Quality Products, Inc. and Dennis Mellman incorporated by reference from 8-K filed May 11, 2001.

2.4	-	Assumption and release agreement between Quality Products, Inc., Columbus Jack Corporation, Dennis Mellman, and P. Kim Packard incorporated by reference from 8-K filed May 11, 2001.

2.5	-	Commercial guaranty between Quality Products, Inc. and Firstar Bank incorporated by reference from 8-K filed May 11, 2001.

3.1	-	Restated Certificate of Incorporation of the Company incorporated by reference from 10-KSB for the period ending September 30, 1997.

3.2	-	Amended and Restated By-Laws of the Company incorporated by reference from 10-KSB for the period ending September 30, 1997.

4.4	-	Promissory Note dated November 25, 1997 issued to Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

4.6	-	Form of Series B Warrant incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.1	-	Consulting and non-competition agreement between Quality Products, Inc and Dennis Mellman incorporated by reference from 8-K filed May 11, 2001.

10.3	–	Employment Agreement between the Company and Bruce Weaver incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.5	–	Employment Agreement between Multipress and Theodore P. Schwartz effective December 15, 1997 incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.6	-	1997 Stock Option Plan incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.7	-	Credit Agreement dated November 25, 1997 among the Company, Multipress, and Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.8	-	Security Agreement dated November 25, 1997 among the Company, Multipress, and Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.10	-	Building Lease Agreement effective July 1, 2000 incorporated by reference from 10-KSB for the period ending September 30, 2000.

21	-	Subsidiaries of Quality Products, Inc.

    (b) Reports on Form 8–K

On May 11, 2001, the Company filed a report on Form 8K announcing the purchase of all of the outstanding stock of Columbus Jack Corporation, a closely held manufacturer of hydraulic jacks and other ground support equipment for aircraft, headquartered in Columbus, Ohio.  Columbus Jack will continue operating in the aircraft ground support industry.  Quality Products purchased 90% of Columbus Jack’s shares from Dennis B. Mellman of Columbus, Ohio and 10% from Mr. P. Kim Packard on April 26, 2001.  The 8K Report included Columbus Jack Corporation audited financial information.

On June 28, 2001 the Company filed Form 8-K/A, disclosing pro forma financial information not filed with the initial report on Form 8-K.

SIGNATURES

No proxy statement or annual report has been sent to security holders.  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.

By:	/s/Bruce Weaver	Date: December 15, 2001
Bruce Weaver, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/Bruce Weaver	Date: December 15, 2001
Bruce Weaver, President
Director and Principal Executive Officer

/s/Tac D. Kensler	Date: December 15, 2001
Tac D. Kensler
Chief Financial Officer and Principal Accounting Officer

/s/Murray Koppelman	Date: December 15, 2001
Murray Koppelman
Director

/s/Edward Varon	Date: December 15, 2001
Edward Varon
Director

/s/Richard Drexler	Date: December 15, 2001
Richard Drexler
Director

QUALITY PRODUCTS, INC.

Consolidated Financial Statements

As of September 30, 2001 and

For the Years Ended

September 30, 2001 and 2000

and Independent Auditors' Report

QUALITY PRODUCTS, INC.

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet, September 30, 2001

Consolidated Statements of Income
for the Years Ended September 30, 2001 and 2000

Consolidated Statements of Stockholders'
Equity (Deficit)
for the Years Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows
for the Years Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

  of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the "Company") as of September 30, 2001 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years ended September 30, 2001 and 2000.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001 and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with generally accepted accounting principles.

/s/ Farber & Hass LLP

November 23, 2001

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$464,569
Trade accounts receivable, less allowance for doubtful accounts of $63,609	1,289,628
Inventories	1,784,925
Prepaid expenses and other current assets	163,297
Total current assets	3,702,419

PROPERTY AND EQUIPMENT	2,499,164
Less accumulated depreciation	(2,045,864)
Property and equipment, net	453,300

GOODWILL, Less accumulated amortization of $19,174	1,821,535

OTHER ASSETS	9,459

TOTAL ASSETS	$5,986,713

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank line of credit	$484,000
Current portion of long-term debt	409,808
Accounts payable	839,413
Accrued expenses	496,394
Customer deposits	175,816
Notes payable - related parties, current portion	200,000
Total current liabilities	2,605,431

NON-CURRENT LIABILITIES:
Notes payable, non-current	95,293
Notes payable – related parties, non-current	1,133,434
Total non-current liabilities	1,228,727

Total Liabilities	3,834,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, convertible, voting, par value $.00001; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,091,632 shares issued and outstanding; 464,500 shares reserved	30
Additional paid-in capital	25,427,307
Accumulated deficit	(23,274,782)
Total stockholders' equity	2,152,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,986,713

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000

NET SALES	$9,143,961	$7,091,238

COST OF GOODS SOLD	6,104,260	4,342,379

GROSS PROFIT	3,039,701	2,748,859

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,064,565	1,796,582

INCOME FROM OPERATIONS	975,136	952,277

OTHER INCOME (EXPENSE):
Interest expense	(133,451)	(64,799)
Interest income	41,850	49,477
Miscellaneous other income	29,453	72,276
Other income (expense), net	(62,148)	56,954

INCOME BEFORE INCOME TAXES	912,988	1,009,231

PROVISION FOR INCOME TAXES	28,866	52,155

NET INCOME	$884,122	$957,076

EARNINGS PER SHARE:
Basic	$.32	$.38
Diluted	$.32	$.36

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

					ADDITIONAL			TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	TREASURY	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	EQUITY (DEFICIT)

BALANCES, OCTOBER 1, 1999	-0-	$-0-	2,544,996	$25	$25,027,312	$(25,115,980)	$-0-	$(88,643)

REVERSE STOCK SPLITS 4-TO-1			6,337	0
NET INCOME						957,076		957,076

BALANCES, SEPTEMBER 30, 2000			2,551,333	25	25,027,312	(24,158,904)	-0-	868,433

WARRANT CONVERSION			533,332	5	399,995			400,000

REVERSE STOCK SPLITS 4-TO-1			6,967	0

NET INCOME						884,122		884,122

BALANCES, SEPTEMBER 30, 2001	-0-	$-0-	3,091,632	$30	$25,427,307	$(23,274,782)	$-0-	$2,152,555

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$884,122	$957,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,903	53,304
Amortization	19,174
Inventory reserve		42,194
Changes in operating assets and liabilities:
Accounts receivable	(193,641)	61,802
Inventories	311,783	(194,553)
Other assets	(1,239)	24,414
Accounts payable	(224,850)	(107,647)
Accrued Expenses	(313,211)
Customer deposits	175,816	(231,388)
Income taxes		17,230
Net cash provided by operating activities	804,857	622,432

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(50,345)	(51,962)
Cash acquired in purchase of Columbus Jack	17,860
Long-term investment		(9,458)
Net cash used in investing activities	(32,485)	(61,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt	(23,302)	(171,936)
Bank Line of Credit	(286,000)
Cash paid to acquire CJC common stock	(570,000)
Payments on related party long-term debt	(405,000)	(80,000)
Net cash used in financing activities	(1,284,302)	(251,936)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(511,930)	309,076

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	976,499	667,423

CASH AND EQUIVALENTS, END OF YEAR	$464,569	$976,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$134,661	$63,799
Cash paid for taxes	$37,225	$44,653

NON-CASH RELATED DISCLOSURES:

In April 2001, the Company purchased all of the outstanding common stock of Columbus Jack Corporation.  In connection with that acquisition the Company issued an interest-free note payable of $1,060,000.  The Company recorded the note at its discounted present value of $838,435.

During the year ended September 30, 2001, the Company issued 533,332 shares of common stock to two note holders in satisfaction of two $200,000 convertible notes payable.

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description - Quality Products, Inc. (the "Company") is a holding company.  The Company's operating subsidiaries are QPI Multipress Inc., a manufacturer of industrial hydraulic presses and Columbus Jack Corporation (“CJC”), a manufacturer of ground support equipment for commercial aircraft.  The Company also owns a non-operating subsidiary, American Liberty Mining Corporation, which holds certain zinc mining claims that the Company has valued at zero since 1995.

Substantially all of CJC’s manufacturing employees are subject to a collective bargaining agreement that expires in August 2003.

In April 2001, the Company purchased all of the outstanding common stock of CJC for consideration of approximately $1.8 million (see Note 2).

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – Cash and cash equivalents include certain investments with original maturities of three months or less.

Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.  At September 30, 2001, the Company had substantially all cash and cash equivalents on deposit with one financial institution.

At September 30, 2001, one customer (a U.S. government agency) accounted for 14% of trade accounts receivable.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers. The Company normally requires deposits to support large customer orders.  The Company’s CJC subsidiary does not require deposits on orders from the United States government.

Operating Segment Information – The Company predominantly operates in two industry segments, industrial hydraulic presses and aircraft ground support equipment.  Substantially all of the Company’s assets and employees are located in Columbus, Ohio.  Effective for fiscal years beginning after December 15, 1997, SFAS No. 131 required that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, the geographic areas in which they operate and their major customers.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. However, this statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical.  Note 5 provides segment information by operating subsidiary

Accounting for Stock Based Compensation - Stock option grants are set at the closing price of the Company’s common stock on the day prior to the date of grant.  Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models to provide supplemental information regarding options granted after 1994.  No options were granted or vested during the years ended September 30, 2001 and 2000.

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

Long-Lived Assets – The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such circumstances, those assets are written down to estimated fair value.  Long-lived assets consist primarily of goodwill and fixed assets.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.

Fair Value of Financial Instruments – Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value.

Warranty Reserve – The Company continues to offer one to three year coverage for major product groups and maintains a reserve against sales and anticipated future sales.

Revenue Recognition – Revenues from product sales are recognized upon shipment.  Cash received in advance of shipment is deferred as a liability in the accompanying financial statements.

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses.  Advertising expense amounted to $52,903 and $35,447 in 2001 and 2000, respectively.

Letters Of Credit – Letters of credit, purchased guarantees that ensure the Company's performance, or payment to third parties in accordance with certain specified terms and conditions, amount to $86,000 at September 30, 2001.

Impact Of New Accounting Standards – Statement of Financial Standards (“SFAS”) Nos. 141 “Business Combinations” is effective for business combinations after June 30, 2001.  It requires that the “purchase method” of accounting be used to account for all business combinations and specifies criteria for an acquired intangible asset to be recognized separately from goodwill.  SFAS No. 142 is effective for financial statements beginning after December 15, 2000.  It requires that goodwill no longer be amortized, but tested for impairment on an annual basis.  The Company adopted the provisions of SFAS Nos. 141 on June 30, 2001 and SFAS 142 on October 1, 2001.

2.                                       ACQUISITION

In April 2001, the Company purchased all of the outstanding common stock of Columbus Jack Corporation ("CJC"), a manufacturer of ground support equipment for aircraft, for a total purchase price of approximately $1,840,700.  CJC assets include inventories of $1,362,440, as well as net fixed assets of $376,879. CJC liabilities consisted primarily of accrued payroll liabilities, notes payable and warranty reserve.  The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities are recorded at their estimated fair values with revenues and expenses from the date of acquisition, included in the consolidated statement of operations.  The excess of cost over the fair value of assets acquired ($1,840,709) is being amortized over a period of forty years through September 30, 2001.  Amortization expense for the year ended September 30, 2001 was $19,174, and is included in general and administrative expenses.

The following pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of CJC had occurred at the beginning of the years ended September 30, 2001 and 2000, with pro forma adjustments for the amortization of goodwill and interest expense adjustments.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on the assumed dates or of future results of the combined entities.

	Year Ended September 30,
	2001	2000

Revenues	$12,987,411	$13,094,378
Income from operations	$961,537	$1,311,687
Net Income	$869,438	$876,487

3.                                       INVENTORIES

                Inventories at September 30, 2001 consist of:

Raw materials and supplies	$1,806,449
Work-in-process	260,171
Total	2,066,620
Less reserve	(281,695)

Inventories, net	$1,784,925

4.                                       PROPERTY AND EQUIPMENT

                Property and equipment at September 30, 2001 consist of:

Leasehold improvements	$69,420
Machinery and equipment	1,572,835
Furniture and fixtures	417,304
Software hardware and software	395,911
Vehicles	43,694
Total property and equipment	2,499,164
Less accumulated depreciation	(2,045,864)

Property and equipment, net	$453,300

The estimated useful lives used to depreciate property and equipment are as follows:

Leasehold improvements	5 - 31 years
Machinery and equipment	5 - 10 years
Furniture and fixtures	5 - 10 years
Computer Equipment and Software	3 - 5 years
Vehicle	4 - 5 years

5.                                       FINANCIAL REPORTING FOR BUSINESS SEGMENTS

The Company reports its results in two primary segments, industrial presses and aircraft ground equipment.  Inter-segment sales although recorded at market related transfer prices are immaterial. Interest income and interest expense are excluded from the operating profits by segment and are shown under the Corporate division. Identifiable assets are those used by each segment in its operations.  Corporate assets consist primarily of cash and cash equivalents, investments and prepaid expenses.

	Multipress	CJC	Corporate	Consolidated

Total Revenue
2000	$7,091,238	$6,003,140	$5,739	$13,094,378
2001	$6,331,307	$2,831,174	$384,908	$9,143,961

Operating Profits (Losses)
2000	$1,380,917	$(69,230)	$(423,361)	$876,847
2001	$597,664	$363,873	$175,750	$975,136

Identifiable Assets
2000	$6,050,475	$1,995,789	$3,147,295	$4,898,970
2001	$6,399,509	$2,544,260	$2,592,465	$5,986,713

Depreciation and Amortization Expense
2000	$53,304	$171,511		$224,815
2001	$59,985	$86,918	$19,174	$166,077

6.                                       LEASES

At September 30, 2001, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next four years.  These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for all operating leases was $168,433 in 2001 and $116,104 in 2000.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2001, are:

Year ending September 30:

2002	$228,433
2003	75,514
2004	13,781

Total	$317,728

7.                                       LINE OF CREDIT

In April 2001, the Company entered into a $1,000,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank's Prime Rate from time to time in effect (6.00% at September 30, 2001).  The line matures in April 2002 and is secured by essentially all assets of the Company’s MultiPress subsidiary.  At September 30, 2001, the Company had no borrowings outstanding under the line.

In April 2001, the Company’s CJC subsidiary entered into a $700,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank's Prime Rate plus 1% floating from time to time in effect (7.00% at September 30, 2001).  The line matures in April 2002 and is guaranteed by Quality Products, Inc. and a limited guarantee by the Multipress subsidiary and secured by essentially all assets of the CJC subsidiary.  At September 30, 2001, the Company had borrowings outstanding under the line of $484,000.

8.                                       NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000.  $495,000 remains outstanding at September 30, 2001, all of which is held by related parties.  Each unit represents:  a) a $50,000 interest in a 6%, $1,500,000 note due December 29, 2000; b) a warrant (Series A) to purchase 10,000 shares of the Company’s common stock at $1 per share during the period November 1, 1997 through September 30, 2000; and c) a warrant (Series B) to purchase 15,000 shares of the Company’s common stock at $2 per share during the period October 1, 1999 through September 30, 2001.  In November 2000, the Company offered to replace the expired series A warrants with Series C warrants in consideration of unit holders extending the remaining unpaid note balance.  Total interest expense in connection with the note was $30,588 and $61,500 for 2001 and 2000, respectively.

In April 2001, the Company purchased all of the outstanding common stock of Columbus Jack Corporation.  In connection with that purchase, the Company issued a non-interest bearing note payable for $1,060,000 to the former majority shareholder of CJC.  The Company recorded the note at a discounted present value of $838,435 based upon a 7.0% interest rate.  The note calls for annually increasing loan payments, starting at $162,000 on December 31, 2002.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  The Company is required to make monthly interest-only payments at the prime rate quoted by National City Bank (6.25% at September 30, 2001).  The loan is payable upon demand.

In July 1998, the Company’s CJC subsidiary purchased substantially all of the assets, except inventory, and liabilities of Neal Machine Corporation, from a former related party, in exchange for a $400,000 four-year note payable.  The agreement calls for monthly principal payments of $8,333, plus accrued interest at the prime rate quoted by Bank One, N.A. (6.0% at September 30, 2001), adjusted annually.  The agreement is secured by the assets of the CJC operations in Lima, Ohio.  The note is payable in full in June 2002.

In September 2001, the Company’s CJC subsidiary entered into an agreement with a finance company to finance business insurance premiums.  The agreement calls for monthly payments of $3,167, including interest at 12.49%.  The loan is payable in full in June 2002.

Maturities of notes payable for the years succeeding September 30, 2001 are:

	Related Party	Other

2002	$200,000	$409,808
2003	384,744	95,293
2004	132,719
2005	167,215
2006	204,466
Thereafter	244,350

Total	$1,133,494	$505,101

9.                                       INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2001 and 2000 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $847,000 and $995,000 in the years ended September 30, 2001 and 2000, respectively, representing primarily net taxable income in those years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At September 30, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,500,000 which is available to offset future taxable income, if any, through 2013.

The tax provision for the years ended September 30, 2001 and 2000 is composed of Federal alternative minimum tax, state, and city income taxes.

10.                                 REVERSE STOCK SPLIT

During fiscal 1991 through 1994, the Company declared three separate reverse stock splits ranging from 5-to-1 through 4-to-1.  The reverse stock splits shown in the consolidated statements of stockholders deficit relate to conversions of predecessor entity stock.  As of September 30, 2001, approximately 15,000 shares of predecessor entity stock remain unconverted.  These predecessor entity shares may be converted, at the holder's option, into approximately 1,100 shares of the Company's common stock.

11.                                 STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN

In March 1993, the shareholders approved a non-qualified stock option plan under which options were granted to employees at not less than the fair market value on the date of grant.  Options granted under the plan are generally exercisable at any time within three years of the date of grant.  Options are granted at the discretion of the Board of Directors.  No options were granted, cancelled or exercised under this plan in 2000 and 2001.

INCENTIVE STOCK OPTION PLAN

In May 1998, the Board of Directors approved an incentive stock option plan under which options were granted to employees at not less than the fair market value on the date of grant.  Options granted under the plan are generally exercisable two to three years after the date of grant.  Options are granted at the discretion of the Board of Directors.  No options were outstanding under this plan at September 30, 2001.

12.                                 BASIC INCOME PER SHARE

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

Basic and diluted EPS is as follows:

	Year Ended September 30
	2001	2000
BASIC:

Net Income Available To Common Shareholders	$884,122	$957,076
Weighted Average Shares Outstanding	2,733,682	2,551,333
Basic Earnings Per Share (FAS 128)	$.32	$.38

DILUTED:

Net Income Available to Common Shareholders	$884,122	$957,076
Weighted Average Shares Outstanding	2,733,682	2,551,333
Net Effect of Dilutive Stock Options and Warrants Based on the Treasury Stock Method Using Average Market Price	$0	$88,889
Total Shares	2,733,682	2,640,222
Diluted Earnings Per Share (FAS 128)	$.32	$0.36
Average Market Price of Common Stock	$1.07	$0.90
Ending Market Price of Common Stock	$1.05	$1.25

The following securities were excluded from the calculation of diluted earnings per share at September 30, 2001 because they are considered anti-dilutive under FAS 128:

Warrants issued pursuant to the Company’s debentures to purchase 240,000 shares of common stock @ $1.50 per share, expiring in September 2002.

Warrant to purchase 15,000 shares of common stock @ $2.00 per share, expiring in September 2002.

13.                                 EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(K) Plan for the benefit of all full-time employees.  Employees may make voluntary contributions to the Plan.  During the year ended September 30, 2001, the Company made an elective 10% matching contribution to all employees relating to calendar 2000 contributions.  Plan expenses incurred by the Company totalled approximately $19,500 and $14,500 during 2001 and 2000, respectively.

DEFINED BENEFIT PENSION PLAN

The Company maintains a qualified, noncontributory, defined benefit pension plan available to all union employees at CJC after one year of continuous service.  The employee benefit is based on average compensation during the last five consecutive years of employment. The Plan is funded in conformity with ERISA.

During 1999, the CJC subsidiary adopted the Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132).  SFAS 132 standardizes disclosure requirements without changing the recognition or measurement of pension or postretirement benefit plans. Net periodic benefit cost included the following components:

Defined Benefit Pension Plans	9/30 2001	12/31 2000

Service cost	$11,600	$13,093
Interest cost	20,740	25,905
Actual return on Plan assets	3,857	2,363
Amortization of unrecognized net transition asset	(7,169)	(9,559)
Amortization of prior service costs	-0-	-0-
Amortization of initial net asset	-0-	-0-
Amortization of unrecognized loss	9,420	11,444
Net asset gain deferred for later recognition	(20,240)	(25,984)

Net periodic benefit cost	$18,208	$17,262

The following table sets forth the combined status of the Plans as recognized in the balance sheet at December 31:

	9/30 2001	12/31 2000

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year	$385,563	$384,172
Service cost	11,600	13,093
Interest cost	20,740	25,905
Amendments	-0-	-0-
Actuarial loss	1,357	2,383
Benefits paid	(78,442)	(39,990)

Benefit obligation, end of year	$340,818	$385,563

CHANGE IN PLAN ASSETS:
Fair value of Plan assets, beginning of year	$260,066	$284,128
Actual return on Plan assets	(3,857)	(2,363)
Company contributions	16,340	18,291
Benefits paid	(78,442)	(39,990)

Fair value of Plan assets, end of year	$194,107	$260,066

FUNDED STATUS OF THE PLAN:
Pension benefit obligation:
Accumulated benefit obligation:
Vested	$(289,631)	$(339,963)
Non-vested	(4,206)	(2,303)
Total accumulated benefit obligation	(293,837)	(342,266)
Additional benefits based on estimated future salary levels	(46,981)	(43,297)
Projected benefit obligation	(340,818)	(385,563)
Fair value of Plan assets	194,107	260,066
Funded status	(146,711)	(125,497)
Fourth quarter contribution	-0-	-0-
Unrecognized net transition asset	(57,356)	(64,525)
Unrecognized prior service cost	-0-	-0-
Unrecognized net loss	249,849	237,672

Prepaid pension cost	$45,782	$47,650

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	7%	7%
Expected return on Plan assets	6%	6%
Rate of compensation increase	4%	4%
Inflation	4%	4%

14.                                 COMMITMENTS AND CONTINGENCIES

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

In 1994, the Company’s CJC subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  CJC is a member of the Granville Solvents Group that was formed to address contamination at the Site and to share the cleanup costs among the Group members.

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be $10.026 million for the Group. At September 30, 2001, the Company was delinquent in remitting assessments of $40,055 to the Group.  The Group has estimated the Company’s future liability to be $83,000.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  The Company’s agreement to purchase the common stock of Columbus Jack limits the Company’s liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.