Form 10QSB
period 2001-12-31
QUALITY PRODUCTS INC
filed 2002-02-14
CIK 843462

United States

Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2001

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

560 W. Nationwide Blvd., Columbus, OH  43215

(Address of principal executive offices)

(614) 228-0185

(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 8, 2002, the Company had 3,151,132 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2001
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$617,286
Trade accounts receivable, less allowance for doubtful accounts, of $63,609	528,346

Inventories

1,631,199

Prepaid expenses

179,206

Other Current Assets	9,459

Total Current Assets

2,965,496

Property and Equipment

2,462,615

Less Accumulated Depreciation	(2,052,462)

Property and Equipment, net

410,153

Goodwill, less accumulated amortization of $19,174

1,821,535

TOTAL ASSETS	$5,197,184

See notes to Consolidated Financial Statements

December 31, 2001
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$351,084
Accrued expenses	447,178
Customer deposits	142,747
Note payable, current	646,329
Note payable, related parties, current	753,125
Total Current Liabilities	$2,340,463

NON-CURRENT LIABILITIES:

Notes payable, non-current	$57,793
Notes payable, related parties, non-current	748,688
Total non-current liabilities	$806,481

TOTAL LIABILITIES	$3,146,944

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, voting, par Value $.00001; 10,000,000 shares authorized; No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,151,132 shares issued and outstanding; 464,500 shares reserved for future issuance	$32

Additional paid in capital

25,483,088

Accumulated deficit	(23,432,880)

Total stockholders’ equity	$2,050,240

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,197,184

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF INCOME

	For the Three Months Ended
	December 31,
	2001	2000
	(Unaudited)	(Unaudited)
Net Sales	$1,879,375	$1,422,377
Cost of Goods Sold	1,437,055	974,026
Gross Profit	442,320	448,351

Selling, General, & Administrative Expenses	506,198	415,363

Operating Income (Loss)	(63,878)	32,988

Other Income(Expense)
Interest Expense	(93,818)	(17,443)
Interest Income	695	15,778
Other Income	177	33
Total Other (Expense)	(92,946)	(1,632)

Income (Loss) Before Income Taxes	(156,824)	31,356

Income Taxes	1,273	3,050

Net Income (Loss)	$(158,097)	$28,306

Earnings per share:

Basic earnings (loss) per common share (Note 3)	$(0.05)	$0.01

Diluted earnings (loss) per common share (Note 3)	$(0.05)	$0.01

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2001	2000
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income (Loss)

$

(158,097

)

$

28,306

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,808	13,976
Gain on sale of plant assets	(4,553)	—
Interest on amortization of note discount	14,451	—
Interest on issuance of common stock	55,781	—

Cash provided (used) by current assets and liabilities:
Accounts receivable	761,282	163,254
Inventories	153,726	39,162
Other assets	(15,907)	3,110
Accounts payable	(488,328)	(31,270)
Accrued expenses	(49,215)	(48,017)
Customer Deposits	(33,069)	476,867
Income Taxes Payable	—	(479)
Cash provided (used) by operating activities	$295,879	$644,909

Cash Flows From Investing Activities:
Purchase of machinery & equipment	(17,111)	(1,250)
Sale of machinery & equipment	5,000	—
Cash used for investing activities	(12,111)	(1,250)

Cash Flows From Financing Activities:
Principal Repayments-Notes Payable	(81,051)	(13,168)
Principal Repayment — Related Parties	(50,000)	(220,000)
Cash used for financing activities	(131,051)	(233,168)

Net Increase in Cash	152,717	410,491
Cash at Beginning of Period	464,569	976,499
Cash at End of Period	$617,286	$1,386,990

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

Three Months Ended

	December 31,
	2001	2000

Cash paid for interest

23,586

17,443

Cash paid for taxes	5,834	3,529

Supplemental disclosure of non-cash financing activities:

During the quarter ended December 31, 2001 we issued 59,500 shares of common stock in exchange for Eastlake Securities agreement for debt subordination to financing provided to the Company by a local bank in fiscal 2001.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B.  Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles.  Reference should be made to the Quality Products, Inc. (the “Company”) Form 10-KSB for the year ended September 30, 2001, for additional disclosures including a summary of the Company’s accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

2.             Inventories

Inventories at December 31, 2001 consist of:

Raw materials and supplies	$1,456,122
Work-in-process	214,299
Finished goods	15,431
Total	1,685,852

Less reserve

(54,653

)

Inventories, net

$

1,631,199

3.  Earnings Per Share

	3 Months Ended December 31:
	2001	2000

Basic:

Average Shares Outstanding	3,111,465	2,551,333

Net Income (Loss)	$(158,097)	$28,306

Basic Earnings (Loss) Per Share	$(0.05)	$0.01

	3 Months Ended December 31:
	2001	2000

Diluted:

Average Shares Outstanding	3,111,465	2,551,333

Net Effect of Dilutive Stock options and warrants based on the treasury stock method using average market price	0	699,332

Total Shares	3,111,465	3,250,665

Net Income (Loss)	$(158,097)	$28,306

Diluted Earnings Per Share

$

(0.05

)

$

0.01

Average Market Price of Common Stock

$

0.93

$

1.06

Ending Market Price of Common Stock

$

0.83

$

1.02

The following options and warrants were excluded from the calculation of diluted earnings per share at December 31, 2001 because they are considered anti-dilutive under FAS 128:

1.	Warrants issued pursuant to the Company’s debentures to purchase 240,000 shares of common stock @ $1.50 per share, expiring in September 2002.

2.	Warrant to purchase 15,000 shares of common stock @ $2.00 per share, expiring in September 2002.

4.	Notes Payable

Maturities of notes payable for the 5 years succeeding December 31, 2001 are:

2002	$1,399,454
2003	190,512
2004	167,215
2005	204,465
2006	244,289

Total	$2,205,935

5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2000 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance increased approximately $67,000 in the period ended December 31, 2001 and decreased approximately $(13,000) in the period ended December 31, 2000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At December 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,500,000 which is available to offset future taxable income, if any, through 2013.

6. Segment Information

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into two components: Machine Tools and Aircraft Ground Support Equipment. It also identifies all corporate expenses, which are included in the consolidated statements.  The accounting policies of the reportable segments are the same as those described in the 2001 Form 10-KSB note, “Summary of significant accounting policies.”

	For the Three Months Ended
	December 31, 2001
			(Unaudited)
	Corporate	Machine Tools	Ground Support	Eliminations(1)	Consolidated

Net Sales	—	$590,669	$1,288,706	$—	$1,879,375

Operating Income (Loss)	$(27,162)	$(118,842)	$82,126	$—	$(63,878)

Total Assets	$1,604,815	$6,230,748	$2,043,666	$(4,682,045)	$5,197,184

Depreciation & Amortization	—	$15,287	$44,521	—	$59,808

Capital Expenditures	—	$3,127	$13,984	—	$17,111

	For the Three Months Ended
	December 31, 2000
			(Unaudited)
	Corporate	Machine Tools	Ground Support	Adjustments(1)	Consolidated

Net Sales	—	$1,422,377	$—	$—	$1,422,377

Operating Income (Loss)	$(95,475)	$128,462	$—	$—	$32,987

Total Assets	$(207,468)	$6,572,806	$—	$(3,260,460)	$3,104,878

Depreciation & Amortization	—	$13,976	$—	$—	$13,976

Capital Expenditures	—	$1,250	$—	$—	$1,250

(1) Represents elimination of intercompany transactions.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into two components: Machine Tools and Aircraft Ground Support Equipment.

Three Months Ended December 31, 2001 Compared to December 31, 2000

OVERVIEW

Consolidated sales increased 32.1% during the quarter ended December 31, 2001 to $1,879,375 from $1,422,377 in the quarter ended December 31, 2000. The increase resulted from the acquisition of Columbus Jack in April 2001.  Consolidated operating loss was $(63,878) in 2001 as compared to operating income of $32,988 in 2000.  The loss occurred due to the significant decrease in sales at Multipress, as it continues to experience a slowdown in new orders.  Additionally, Columbus Jack experienced lower than expected profit margins on most of the orders shipped during the quarter.

MACHINE TOOLS

Net Sales for the quarter ended December 31, 2001 were $590,669 compared to $1,422,377 for the quarter ended December 31, 2000, a decrease of $831,708, or 58.5%. We shipped 15 units in 2001 compared to 50 units in 2000.  Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and which continues into fiscal 2002.  The slowdown follows the trend appearing throughout the manufacturing sector.  Our current backlog is approximately $835,000 compared to $1.4 million at December 31, 2000.  We expect machine tool sales for the three months ending March 31, 2002 to be approximately $1.0 million.  We do not anticipate a significant increase in sales in the next six months.

Operating loss was $(118,842) or (20.1)% of sales compared to operating income of $128,462 or 9.0% of sales for the same period a year earlier.  The percentage decreased due to the continuing slowdown in sales.  The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product.  In October 2001, we reduced plant production to 4 days per week and salaried employees, including management, received pay reductions until the business outlook improves.  However, we are operating with a necessary level of staffing and, at this time, we do not intend to reduce employment below its current level.  We expect operating margins to be approximately 5.0% in the next quarter due to the continuing slowdown in sales and the continuation of a more price-competitive product mix.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended December 31, 2001 were $1,288,706.  We shipped 282 units in the quarter. Our current backlog is approximately $1.5 million. We expect ground support sales for the three months ending March 31, 2002 to be approximately $800,000.

Operating income was $82,126 or 6.4% of sales.  Gross margin on sales was significantly below forecasts for the quarter due to poor planning, production difficulties on several orders, and greater than expected delays in producing efficiencies within the operations.  On one significant order in excess of $600,000, we experienced considerable difficulty with the government’s evaluation process, resulting in extra labor and material costs that significantly decreased the margin earned on that job.  Many of these problems however, are due to Columbus Jack’s conversion to the Quality Products’ computer system.  Insufficient training and the unrealized expectation that employees would learn the system at a rapid rate provided significant difficulties.  Considerable progress is being made and we anticipate the computer disruptions will stop soon.  Also, a former Multipress employee was appointed to the position of sales manager. This appointment will allow the sales department to focus not only on new business, but also on orders currently in process, which will improve the production process.  Another former Multipress employee was appointed plant manager. Multipress employees are now managing all major departments at Columbus Jack including engineering, purchasing, finance, operations and sales.  We expect these positions to remove the disorganization that has been evident since Quality Products acquired Columbus Jack.   We expect operating income at Columbus Jack to decrease in the next period due to decreasing sales.  We expect operating margins to decrease to approximately 5.0% in the next quarter.  We are revising our expectation for fiscal 2002 down to 10%, due to the poor performance in the first quarter.

CORPORATE EXPENSES

Corporate expenses were $27,162 in the quarter ended December 31, 2001 compared to $95,475 in 2000.  Approximately $21,000 of the decrease was due to the transfer of payroll-related expenses from Corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack, and we are allocating expenses to the responsible segment.  The remaining difference resulted from reduced legal and accounting fees, which were higher in 2000 as we investigated new business opportunities.  We expect corporate expenses to increase to approximately $50,000 in the next quarter as we investigate further business opportunities.  However, in no way does this indicate an acquisition will occur.

INTEREST EXPENSE

Consolidated net interest expense for the quarter ended December 31, 2001 was $93,123 compared to net interest expense of $1,665 for the same period last year.  The increased expense is due to the significant increase in debt assumed in the Columbus Jack acquisition.  Additionally, we incurred approximately $57,000 of interest expense for the issuance of 59,500 shares of our common stock, in exchange for the debt subordination by our private placement holders to financing provided to the Company by a local bank in fiscal 2001.  However, interest expense is expected to decrease in fiscal 2002 as we intend to pay down the debt as quickly as possible.  Currently, we have $2,205,935 of debt at various interest rates and maturity dates.  $852,886 of this is interest-free.  However, each quarter approximately $5,000 is charged to interest expense on this debt as a non-cash interest charge required under generally accepted accounting principles. Since the acquisition of Columbus Jack on April 26, 2001 the Company has repaid approximately $500,000 in consolidated interest-bearing debt.

INCOME TAX EXPENSE

The consolidated income tax provision in the quarter ended December 31, 2001 includes no benefit related to utilization of NOL carry forwards.  However, 2000 includes a benefit related to utilization of NOL carry forwards of approximately $13,000.  The 2001 and 2000 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had a working capital surplus of $625,033 as compared to a working capital surplus of $1,216,486 at December 31, 2000 and $1,096,990 at September 30, 2001.  The change is primarily due to two reasons.  First, the reclassification of approximately $350,000 of debt from long-term to short-term as the Eastlake agreement and the first $150,000 payment to the former owner of Columbus Jack are both due in December 2002.  Secondly, the debt assumed in the Columbus Jack purchase contributed to the decreased surplus compared to December 2000.  We believe the surplus will increase in the next quarter as we intend to repay the debt as quickly as possible without restricting operations, by using cash flow from profits.  Our major source of liquidity continues to be from operations, but we do have borrowing ability of approximately $375,000 available under two lines of credit.  However, if Multipress continues experiencing a business slowdown through March 2002, or if we are unable to improve the profitability of Columbus Jack, our liquidity will be severely restricted and the surplus could become a deficit, unless we can obtain additional financing, which cannot be assured.

FINANCING

On April 12, 2001, QPI Multipress and Quality Products, Inc entered into an agreement with a local bank for a one-year revolving line of credit, expiring April 5, 2002.  The terms of the agreement permit maximum borrowings of $1,000,000 subject to limits based on certain percentages of accounts receivable and inventory.  Additionally, the agreement is subject to certain financial ratios based on our quarterly financial reports.  The interest rate under this loan is equal to the bank’s prime rate.  The bank has a first security interest in all of the assets of QPI Multipress.  At December 31, 2001 there was no balance outstanding under this loan.

On July 26, 2001, we extended the revolving line of credit at Columbus Jack until April 5, 2002.  The terms under the extended line permit maximum borrowings of $700,000 subject to limits based on certain percentages of accounts receivable and inventory. Additionally, the agreement is subject to certain financial ratios based on our quarterly financial reports.  The interest rate under this loan is equal to the bank’s prime rate plus 1%. The bank has a first security interest in all of the assets of Columbus Jack Corporation.  At December 31, 2001 there was a balance of $478,000 outstanding under this loan.

Both loans expiring April 5, 2002 are with the same bank. We are in discussions with the bank about an extension to all of our loan facilities.  We anticipate no problems in extending the credit facilities, however no final agreement has yet been reached, nor is it assured.

In June 1998, Columbus Jack entered into a $700,000 term note with a local bank. The agreement calls for monthly principal payments of $12,500 plus variable interest at the bank’s prime rate plus 1.75%. The bank has a first security interest in all of Columbus Jack’s assets.  At December 31, 2001 there was a balance of $207,793 outstanding under this loan.  The note is payable in full in June 2003.

To the extent the total of both loans to Columbus Jack, are over $500,000, (currently they total $685,793), QPI Multipress must guarantee the debt of Columbus Jack.  Quality Products has guaranteed both loans, regardless of the dollar amount.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate. At December 31, 2001 there was a balance of $146,000 outstanding under this loan. The loan is payable upon demand.

In September 2001, Columbus Jack entered into an agreement with a finance company to finance business insurance premiums. The agreement calls for monthly payments of $3,167, including interest at 12.49%. At December 31, 2001 there was a balance of $18,329 outstanding under this loan.  The loan is payable in full in June 2002.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note is recorded at its discounted present value of $852,886 utilizing an imputed interest rate of 7.0%.  Beginning in the month of January we will begin paying $12,500 per month, as cash flow permits, towards the first payment due on December 31, 2002 of $150,000.

The Company holds a note-payable due to the father of the former owner of Columbus Jack.  The note, which was entered into by Columbus Jack in July 1998, evidences the purchase of substantially all of the assets, except inventory, and liabilities of Neal Machine Company, a former division of Columbus Jack. The agreement calls for monthly principal payments of $8,333 plus accrued interest at the prime rate quoted by Bank One, N.A., adjusted annually. At December 31, 2001 there was a balance of $57,927 outstanding under this loan. The note is payable in full in June 2002.

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. (“Eastlake”), a New York investment-banking firm.  The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share.  The Note, originally due December 29, 2000 and subsequently extended to December 29, 2002, is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake.  The Series A Warrants expired on September 30, 2000, and the Series B Warrants expired September 30, 2001. On December 29, 2000 the Company and the investors agreed to extend the Note for two years at the same rate of interest (6%).  In exchange, for each $50,000 originally invested, the investors received Series D Warrants to purchase 6,500 shares of the Company’s common stock, exercisable at $1.00 per share expiring September 30, 2001, plus Series C Warrants for 10,000 shares of common stock, exercisable at $1.50 per share expiring September 30, 2002.  The Company extended the note to conserve capital for business development.  The balance due on the Note at December 31, 2001 is $445,000.

The Note is repaid quarterly by principal payments in the amount of $50,000 each December, March, June and September together with any accrued interest.  The $445,000 unpaid principal balance and accrued interest are due December 29, 2002. Assuming payments are made under the current quarterly schedule, $295,000 will be owed to Eastlake on the due date. We intend to pay the balance at that time from internal sources of cash and existing credit lines. However, considering the economic slowdown, there is no assurance this will happen.  If we are unable to pay the loan in full by year-end, we will evaluate other extensions or refinancing alternatives.  The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

In November 2001, we issued 59,500 shares of common stock in exchange for Eastlake’s agreement to subordinate their debt to the debt provided from our local bank.  In a one-time occurrence, we recognized approximately $57,000 in interest expense as a result of this issuance.

PART  II

Item 1.  Legal Proceedings

In 1994, the Company’s CJC subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  CJC is a member of the Granville Solvents Group that was formed to address contamination at the Site and to share the cleanup costs among the Group members.

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be $10.026 million for the Group.  At September 30, 2001, the Company was delinquent in remitting assessments of $40,055 to the Group.  The Group has estimated the Company’s future liability to be $83,000.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  The Company’s agreement to purchase the common stock of Columbus Jack limits the Company’s liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.  Recently attorneys for the Group have demanded a payment of $42,502 and the Company’s lawyers are reviewing the claim.

Item 2.  Changes in Securities

On March 20, 2001, the Company issued 266,666 shares of common stock to Richard Cohen, Esq., who converted a $200,000 convertible note that the Company issued to Mr. Cohen in 1997.

On August 30, 2001, the Company issued 266,666 shares of common stock to Murray Koppelman, a director of the Company, who converted a $200,000 convertible note from the Company.

In August 1997, two affiliates of the Company, Mr. Cohen, a former company officer, and Mr. Koppelman, a current member of the board of directors, acquired a $500,000 note issued by the Company from a third party and converted $100,000 principal into 133,332 shares at that time.  The March and August 2001 conversions by these gentlemen represented the balance of that note.

On November 30, 2001, the Company issued 59,500 shares of common stock to holders of the notes in the Eastlake Securities transaction in exchange for subordinating their notes to Firstar Bank’s $1,700,000 in lines of credit and Firstar’s $700,000 term note.

The issuance of the notes, the shares of common stock upon their conversion, and the common stock in exchange for subordination of the notes were not registered under the Securities Act of 1933 in reliance upon Section 4(2) of that Act.

Item 6.  Exhibits and Reports on Form 8-K

a.                                       Exhibits

Not applicable

b.                                      Reports on Form 8-K

Not applicable

Statements in this Form 10-QSB that are not historical facts, including statements about the Company’s prospects, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic changes, litigation, and management estimates.  These risks and uncertainties could cause actual results to differ materially from the statements made.  Please see the information appearing in the Company’s 2001 Form 10-KSB under “Risk Factors.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date:  February 11, 2002

By

/s/ Bruce C. Weaver

Bruce C. Weaver
President (Principal Executive
Officer)

Date: February 11, 2002	By	/s/ Tac D. Kensler

Tac D. Kensler
Chief Financial Officer