Form 10QSB
period 2002-03-31
QUALITY PRODUCTS INC
filed 2002-05-13
CIK 843462

United States

Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

560 W. Nationwide Blvd., Columbus, OH 43215
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2002, the Company had 3,151,132 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2002

(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$172,960
Trade accounts receivable, less allowance for doubtful accounts, of $67,609	980,099

Inventories

1,724,627

Prepaid expenses

163,381

Other Current Assets

9,459

Total Current Assets

3,050,526

Property and Equipment

2,466,090

Less Accumulated Depreciation	(2,098,014)

Property and Equipment, net

368,076

Goodwill, less accumulated amortization of $19,174

1,821,535

TOTAL ASSETS	$5,240,137

See notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank line of credit	$496,000
Accounts payable	687,203
Accrued expenses	477,937
Customer deposits	122,743
Note payable, current	156,237
Note payable, related parties, current	666,575
Total Current Liabilities	$2,606,695

NON-CURRENT LIABILITIES:

Notes payable, non-current	$20,293
Notes payable, related parties, non-current	748,688
Total non-current liabilities	$768,981

TOTAL LIABILITIES	$3,375,676

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:

Preferred stock, convertible, voting, par Value $.00001; 10,000,000 shares authorized; No shares issued and outstanding

Common stock, $.00001 par value; 20,000,000 shares authorized; 3,151,132 shares issued and outstanding; 255,000 shares reserved for future issuance	$32

Additional paid in capital

25,483,088

Accumulated deficit	(23,618,659)

Total stockholders’ equity	$1,864,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,240,137

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF INCOME

	For the six months ended March 31,		For the three months ended March 31,
	2002	2001	2002	2001

Net Sales	$3,770,774	$3,081,330	$1,891,399	$1,658,953
Cost of Goods Sold	2,918,893	2,102,780	1,481,838	1,128,753

Gross Profit

851,881

978,550

409,561

530,200

Selling, General, & Admin Expenses

1,061,112

854,658

554,914

439,295

Operating Income (Loss)	(209,231)	123,892	(145,353)	90,905

Other Income (Expense):
Interest Expense	(127,059)	(31,969)	(33,241)	(14,526)

Interest Income

979

32,242

284

16,464

Other Income (Expense)	(191)	1,935	(367)	1,901
Total Other Income (Expense)	(126,271)	2,208	(33,324)	3,839

Income (Loss) Before Income Taxes

(335,502

)

126,100

(178,677

)

94,744

Income Taxes	8,374	8,145	7,101	5,095

Net Income (Loss)

$

(343,876

)

$

117,955

$

(185,778

)

$

				89,649

Earnings (Loss) per share:

Basic earnings (loss) per common share (Note 3)	$(0.11)	$0.05	$(0.06)	$0.03

Diluted earnings (loss) per common share (Note 3)	$(0.11)	$0.04	$(0.06)	$0.03

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the six months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income (Loss)

$

 (343,876

)

$

 117,955

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,360	28,094
Gain on sale of plant assets	(4,553)	—
Amortization of note discount	28,901	—
Interest on issuance of common stock	55,781	—
Inventory reserve	175,481	—
Accounts receivable reserve	4,000	—

Cash provided (used) by current assets and liabilities:
Accounts receivable	305,529	92,200
Inventories	(115,184)	(282,712)
Other assets	(84)	(2,984)
Accounts payable	(152,210)	442,719
Accrued expenses	(18,453)	16,055
Customer Deposits	(53,072)	423,368
Income Taxes Payable	—	(16,880)
Cash provided (used) by operating activities	$(12,380)	$817,815

Cash Flows From Investing Activities:
Purchase of machinery & equipment	(20,586)	(2,936)
Cash proceeds from sale of machinery & equipment	5,000	—
Cash used for investing activities	(15,586)	(2,936)

Cash Flows From Financing Activities:
Principal Repayments-Notes Payable	(83,838)	(26,614)
Principal Repayment — Related Parties	(179,805)	(305,000)
Cash used for financing activities	(263,643)	(331,614)

Net Increase (Decrease) in Cash	(291,609)	483,265
Cash at Beginning of Period	464,569	976,499
Cash at End of Period	$172,960	$1,459,764

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

Six Months Ended March 31,

	2002	2001

Cash paid for interest

42,653

31,969

Cash paid for taxes	15,586	25,025

Supplemental disclosure of non-cash financing activities:

On November 30, 2001 we issued 59,500 shares of common stock in exchange for Eastlake Securities agreement of $495,000 debt subordination to Firstar Bank’s $1,700,000 in lines of credit and Firstar’s $700,000 term note.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

2.   Inventories

Inventories at March 31, 2002 consist of:

Raw materials and supplies	$1,447,716
Work-in-process	357,663
Finished goods	25,462
Total	1,830,841

Less reserve

(106,214

)

Inventories, net

$

 1,724,627

3.  Earnings Per Share

	6 Months Ended March 31,		3 Months Ended March 31,
	2002	2001	2002	2001

Basic:

Weighted Average Shares Outstanding

3,131,190

2,570,381

3,151,132

2,589,851

Net Income (Loss)	$(343,876)	$117,955	$(185,778)	$89,649

Basic Earnings (Loss) Per Share	$(0.11)	$0.05	$(0.06)	$0.03

	6 Months Ended March 31,		3 Months Ended March 31,
	2002	2001	2002	2001

Diluted:

Weighted Average Shares Outstanding	3,131,190	2,570,381	3,151,132	2,589,851

Net Effect of Dilutive

Stock options and warrants based on the treasury stock method using average market price	0	76,666	0	74,744

Total Shares

3,131,190

2,647,047

3,151,132

2,664,595

Net Income (loss), excluding interest expense on dilutive securities	$(343,876)	$118,405	$(185,778)	$89,649

Diluted Earnings (Loss) Per Share

$

(0.11

)

$

0.04

$

(0.06

)

$

0.03

Average Market Price of Common Stock	$0.87	$1.05	$0.78	$1.04

Ending Market Price of Common Stock	$0.76	$1.02	$0.76	$1.02

The following options and warrants were excluded from the calculation of diluted earnings per share at March 31, 2002 because they are considered anti-dilutive under FAS 128:

1.                         Warrants issued pursuant to the Company’s debentures to purchase 240,000 shares of common stock @ $1.50 per share, expiring in September 2002.

2.                        Warrant to purchase 15,000 shares of common stock @ $2.00 per share, expiring in September 2002.

4.               Lines of Credit

In April 2001, the Company entered into a $1,000,000 revolving line of credit agreement with a regional bank, payable at a variable interest rate at the Bank’s Prime Rate (4.75% at March 31, 2002). The line matures in July 2002 and is secured by essentially all assets of the Company’s MultiPress subsidiary. At March 31, 2002 the Company had $125,000 outstanding under the line.

In April 2001, the Company’s CJC subsidiary entered into a $700,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank’s Prime Rate plus 1% (5.75% at March 31, 2002). The line matures in July 2002 and is guaranteed by Quality Products, Inc. and a limited guarantee by the Multipress subsidiary and secured by essentially all assets of the CJC subsidiary. At March 31, 2002, the Company had borrowings outstanding under the line of $371,000.

5.               Notes Payable

Maturities of notes payable for the 5 years succeeding March 31, 2002 are:

2003	$822,812
2004	153,012
2005	167,215
2006	204,465
2007	244,289

Total	$1,591,793

6.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2002 and 2001 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance increased approximately $77,000 in the three months ended March 31, 2002 and decreased approximately $(41,000) in the three months ended March 31, 2001.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At March 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,600,000 which is available to offset future taxable income, if any, through 2013.

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

	For the six months ended March 31, 2002 (Unaudited)

	Corporate	Machine Tools	Ground Support	Eliminations(1)	Consolidated

Net Sales	$—	$1,694,574	$2,088,856	$(12,656)	$3,770,774

Operating Income (Loss)	$(38,099)	$(60,083)	$(98,394)	$(12,656)	$(209,231)

Total Assets	$1,933,025	$6,629,069	$1,936,090	$(5,258,047)	$5,240,137

Depreciation & Amortization	$—	$30,601	$74,758	$—	$105,360

Capital Expenditures	$—	$3,127	$17,459	$—	$20,586

	For the six months ended March 31, 2001 (Unaudited)

	Corporate	Machine Tools	Ground Support	Adjustments(1)	Consolidated

Net Sales	—	$3,081,330	$—	$—	$3,081,330

Operating Income (Loss)	$(180,173)	$304,065	$—	$—	$123,892

Total Assets	$(61,858)	$7,212,981	$—	$(3,586,881)	$3,564,242

Depreciation & Amortization	—	$28,094	$—	$—	$28,094

Capital Expenditures	—	$2,937	$—	$—	$2,937

(1) Represents elimination of intercompany balances and transactions.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into two components: Machine Tools and Aircraft Ground Support Equipment.

Three Months Ended March 31, 2002 Compared to March 31, 2001

OVERVIEW

 Consolidated sales increased 14.0% during the quarter ended March 31, 2002 to $1,891,399 from $1,658,953 in the quarter ended March 31, 2001. The increase resulted from the acquisition of Columbus Jack in April 2001.  Consolidated operating loss was $(145,353) in 2002 compared to operating income of $90,905 in 2001.  The loss occurred from the decrease in sales at Multipress, as it continues to experience a slowdown in new orders, and lower than expected profit margins on most of the orders shipped during the quarter at Columbus Jack.  Additionally, increased corporate expenses, primarily legal and audit fees, were incurred as we continue to investigate new business opportunities.

MACHINE TOOLS

Net Sales for the quarter ended March 31, 2002 were $1,091,249 compared to $1,658,953 for the quarter ended March 31, 2001, a decrease of $567,704, or 34.2%. We shipped 21 units in 2002 compared to 48 units in 2001.  Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2000 and which continues into fiscal 2002.  The slowdown follows the trend appearing throughout the machine tool manufacturing sector.  Our current backlog is approximately $387,000 compared to $1.3 million at March 31, 2001. It has averaged $500,000 throughout fiscal 2002.  We expect machine tool sales for the three months ending June 30, 2002 to be approximately $900,000.  We do not anticipate a significant increase in sales in the next six months.

Operating income was $93,050 or 8.5% of sales compared to operating income of $176,546 or 10.7% of sales for the same period a year earlier.  The percentage decreased due to the continuing slowdown in sales.  The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product. Plant production has temporarily returned to 5 days per week, but salaried employees, including management, continue to work at reduced pay levels until the business outlook improves.  However, we are operating with a necessary level of staffing and, at this time, we do not intend to reduce employment below its current level.  We expect operating margins to be approximately 5.0% in the next quarter due to the continuing slowdown in sales and the shipment of a more price-competitive product mix.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended March 31, 2002 were $800,150.  We shipped 57 units in the quarter. Our current backlog is approximately $1.7 million. We expect ground support sales for the three months ending June 30, 2002 to be approximately $1.3 million.

Operating loss was $(151,267).  Gross margin on sales for the quarter was below Columbus Jack’s historical average of 20% due to continued production difficulties on most orders. Many of these problems are due to Columbus Jack’s conversion to the Quality Products’ computer system.  However, we believe the computer disruptions were resolved during the quarter and it appears production will return to expected levels in the next quarter. We expect operating results at Columbus Jack to improve in the next quarter due to increasing sales, with operating margins reaching approximately 5.0%.

CORPORATE EXPENSES

Corporate expenses were $87,137 in the quarter ended March 31, 2002 compared to $92,243 in 2001.  All of the decrease was due to the transfer of payroll-related expenses from Corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack, and we are allocating expenses to the responsible segment.  We incurred approximately $40,000 in legal and accounting fees during the current quarter for investigation of new business opportunities.  We expect corporate expenses to decrease to approximately $65,000 in the next quarter even as we continue investigating further business opportunities.  However, this does not indicate an acquisition will occur.

INTEREST EXPENSE

Consolidated net interest expense for the quarter ended March 31, 2002 was $32,957 compared to net interest income of $1,938 for the same period last year.  The increased expense is due to the significant increase in debt assumed in the Columbus Jack acquisition. However, interest expense is expected to decrease in the next quarter as we continue to pay down the debt as quickly as possible.  Currently, we have $2,087,793 of debt at various interest rates and maturity dates.  $842,336 of this is interest-free.  However, each quarter approximately $5,000 is charged to interest expense on this debt as a non-cash charge required under generally accepted accounting principles. Since the acquisition of Columbus Jack on April 26, 2001 the Company has repaid approximately $625,000 in consolidated interest-bearing debt.

INCOME TAX EXPENSE

The consolidated income tax provision in the quarter ended March 31, 2002 includes no benefit related to utilization of NOL carry forwards.  However, 2001 includes a benefit related to utilization of NOL carry forwards of approximately $41,000.  The 2002 and 2001 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

Six Months Ended March 31, 2002 Compared to March 31, 2001

OVERVIEW

 Consolidated sales increased 22.4% during the six months ended March 31, 2002 to $3,770,774 from $3,081,330 in the six months ended March 31, 2001. The increase resulted from the acquisition of Columbus Jack in April 2002.  Consolidated operating loss was $(209,231) in 2002 as compared to operating income of $123,892 in 2001.  The loss occurred due to the significant decrease in sales at Multipress, as it continues to experience a slowdown in new orders and lower than expected profit margins on most of the orders shipped at Columbus Jack during the six months.  Additionally, increased corporate expenses, primarily legal and audit fees, were incurred as we continue to investigate new business opportunities.

MACHINE TOOLS

Net Sales for the six months ended March 31, 2002 were $1,681,918 compared to $3,081,330 for the six months ended March 31, 2001, a decrease of $1,399,412, or 45.4%. We shipped 36 units in 2002 compared to 98 units in 2001.  Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2001 and which continues into fiscal 2002.  The slowdown follows the trend appearing throughout the machine tool manufacturing sector.  Our current backlog is approximately $387,000 compared to $1.3 million at March 31, 2001.  We expect machine tool sales for the nine months ending June 30, 2002 to be approximately $2.6 million.  We do not anticipate a significant increase in sales in the next six months.

Operating loss was $(60,083), including allocated Corporate expenses of $34,290, compared to operating income of $304,065 or 9.9% of sales for the same period a year earlier.  The percentage decreased due to the continuing slowdown in sales.  The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product.  In October 2001, we reduced plant production to 4 days per week and salaried employees, including management, received pay reductions until the business outlook improves.  Plant production has temporarily returned to 5 days per week, but the salaried pay reductions continue.  However, we are operating with a necessary level of staffing and, at this time, we do not intend to reduce employment below its current level.  We expect operating margins to be approximately 1.0% at the end of nine months as we anticipate achieving a small level of profitability in the next quarter, due to the continuing slowdown in sales and the shipment of a more price-competitive product mix.

GROUND SUPPORT EQUIPMENT

Net Sales for the six months ended March 31, 2002 were $2,088,856.  We shipped 339 units in the six months. Our current backlog is approximately $1.7 million. We expect ground support sales for the nine months ending June 30, 2002 to be approximately $3.3 million.

Operating loss was $(98,394), including allocated Corporate expenses of $41,910.  Gross margin on sales for the six months was below Columbus Jack’s historical average of 20% due to production difficulties on several orders, and greater than expected delays in producing efficiencies within the operations.  On one significant order in excess of $600,000, we experienced considerable difficulty with the government’s evaluation process, resulting in extra labor and material costs that significantly decreased the margin earned on that job.  Many of these problems are due to Columbus Jack’s conversion to the Quality Products’ computer system.  Insufficient training and the unrealized expectation that employees would learn the system at a rapid rate provided significant difficulties. However, we believe the computer disruptions were resolved during the second fiscal quarter and it appears production will return to expected levels in the next quarter. Multipress employees are now managing all major departments at Columbus Jack including engineering, purchasing, finance, operations and sales.  Slowly, the disorganization that has been evident since Quality Products acquired Columbus Jack is disappearing.   We expect operating results at Columbus Jack to improve in the next period due to increasing sales, with operating margins to be approximately 1.0% after nine months.  We are revising our operating margin expectation for fiscal 2002 down to 5%, due to the poor performance in the first six months.

CORPORATE EXPENSES

Corporate expenses before allocation of $76,200 to the Multipress and Columbus Jack subsidiaries, were $114,299 in the six months ended March 31, 2002 compared to $213,160 in 2001.  Approximately $43,000 of the decrease was due to the transfer of payroll-related expenses from Corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack, and we are allocating expenses to the responsible segment.  The remaining difference resulted from reduced legal and accounting fees, which were higher in 2001 as we closed on the Columbus Jack transaction.  We expect corporate expenses to increase to approximately $175,000 after nine months as we continue investigating further business opportunities.  However, this does not indicate an acquisition will occur.

INTEREST EXPENSE

Consolidated net interest expense for the six months ended March 31, 2002 was $126,080 compared to net interest income of $273 for the same period last year.  The increased expense is due to the significant increase in debt assumed in the Columbus Jack acquisition.  Additionally, we incurred approximately $57,000 of interest expense for the issuance of 59,500 shares of our common stock, in exchange for the debt subordination by our private placement holders to financing provided to the Company by a local bank in fiscal 2002.  However, interest expense is expected to decrease in each successive quarter as we intend to pay down the debt as quickly as possible.  Currently, we have $2,087,793 of debt at various interest rates and maturity dates.

$842,336 of this is interest-free.  However, each quarter approximately $5,000 is charged to interest expense on this debt as a non-cash charge required under generally accepted accounting principles. Since the acquisition of Columbus Jack on April 26, 2002 the Company has repaid approximately $625,000 in consolidated interest-bearing debt.

INCOME TAX EXPENSE

The consolidated income tax provision in the six months ended March 31, 2002 includes no benefit related to utilization of NOL carry forwards.  However, 2001 includes a benefit related to utilization of NOL carry forwards of approximately $54,000.  The 2002 and 2001 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a working capital surplus of $443,831 as compared to a working capital surplus of $1,433,568 at March 31, 2001 and $1,096,990 at September 30, 2001.  The change is primarily due to three reasons.  First, we have incurred more than $340,000 of losses in the current fiscal year.  Second, we reclassified approximately $350,000 of debt from long-term to short-term as the Eastlake agreement and a $125,000 payment to the former owner of Columbus Jack are both due in December 2002.  Third, the debt assumed in the Columbus Jack purchase contributed to the decreased surplus compared to March 2001.  We believe the surplus will increase in the next quarter as we intend to repay the debt as quickly as possible without restricting operations, by using cash flow from profits.  Our major source of liquidity continues to be from operations, but we do have unutilized borrowing ability of approximately $727,000 available under two lines of credit.  However, by June 2002, if Multipress continues experiencing a business slowdown, or if we are unable to improve the profitability of Columbus Jack, our liquidity will be severely restricted and the surplus could become a deficit, unless we can obtain additional financing, which cannot be assured.

FINANCING

On April 12, 2001, QPI Multipress and Quality Products, Inc entered into an agreement with a local bank for a one-year revolving line of credit, expiring July 5, 2002.  The terms of the agreement permit maximum borrowings of $1,000,000 subject to limits based on certain percentages of accounts receivable and inventory.  Additionally, the agreement is subject to certain financial ratios based on our quarterly financial reports, all of which are in compliance.  The interest rate under this loan is equal to the bank’s prime rate.  The bank has a first security interest in all of the assets of QPI Multipress.  At March 31, 2002 there was $125,000 outstanding under this loan.

The revolving line of credit at Columbus Jack expires July 5, 2002.  The terms under the line permit maximum borrowings of $700,000 subject to limits based on certain percentages of accounts receivable and inventory. Additionally, the agreement is subject to certain financial ratios based on our quarterly financial reports, all of which are in compliance.  The interest rate under this loan is equal to the bank’s prime rate plus 1%. The bank has a first security interest in all of the assets of Columbus Jack Corporation.  At March 31, 2002 there was a balance of $371,000 outstanding under this loan.

In June 1998, Columbus Jack entered into a $700,000 term note with a local bank. The agreement calls for monthly principal payments of $12,500 plus variable interest at the bank’s prime rate plus 1.75%. The bank has a first security interest in all of Columbus Jack’s assets.  At March 31, 2002 there was a balance of $170,293 outstanding under this loan.  The note is payable in full in June 2003.

To the extent the total outstanding balance of both loans to Columbus Jack, are over $500,000, (currently they total $541,293), QPI Multipress must guarantee the debt of Columbus Jack.  Quality Products has guaranteed both loans, regardless of the dollar amount.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate. At March 31, 2002 there was a balance of $145,000 outstanding under this loan. The loan is payable upon demand.

In September 2001, Columbus Jack entered into an agreement with a finance company to finance business insurance premiums. The agreement calls for monthly payments of $3,167, including interest at 12.49%. At March 31, 2002 there was a balance of $6,237 outstanding under this loan.  The loan is payable in full in June 2002.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note is recorded at its discounted present value of $842,336 utilizing an imputed interest rate of 7.0%.  We are paying $12,500 per month, as cash flow permits, towards the first payment due on December 31, 2002 of $150,000.  At March 31, 2002 $25,000 has been paid.

The Company holds a note-payable due to the father of the former owner of Columbus Jack.  The note, which was entered into by Columbus Jack in July 1998, evidences the purchase of substantially all of the assets, except inventory, and liabilities of Neal Machine Company, a former division of Columbus Jack. The agreement calls for monthly principal payments of $8,333 plus accrued interest at the prime rate quoted by Bank One, N.A., adjusted annually. At March 31, 2002 there was a balance of $32,927 outstanding under this loan. The note is payable in full in June 2002.

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. (“Eastlake”), a New York investment-banking firm.  The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share.  The Note, originally due December 29, 2000 and subsequently extended to December 29, 2002, is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake.  The Series A Warrants expired on September 30, 2000, and the Series B Warrants expired September 30, 2001. On December 29, 2000 the Company and the investors agreed to extend the Note for two years at the same rate of interest (6%).  In exchange, for each $50,000 originally invested, the investors received Series D Warrants to purchase 6,500 shares of the Company’s common stock, exercisable at $1.00 per share expiring September 30, 2001, plus Series C Warrants for 10,000 shares of common stock, exercisable at $1.50 per share expiring September 30, 2002.  The Company extended the note to conserve capital for business development.  The balance due on the Note at March 31, 2002 is $395,000.

The Note is repaid quarterly by principal payments in the amount of $50,000 each December, March, June and September together with any accrued interest.  The unpaid principal balance and accrued interest are due December 29, 2002. Assuming payments are made under the current quarterly schedule, $295,000 will be owed to Eastlake on the due date. We intend to pay the balance at that time from internal sources of cash and existing credit lines. However, considering the economic slowdown, there is no assurance this will happen.  If we are unable to pay the loan in full by year-end, we will evaluate other extensions or refinancing alternatives.  The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

On November 30, 2001 we issued 59,500 shares of common stock in exchange for Eastlake Securities agreement of $495,000 debt subordination to Firstar Bank’s $1,700,000 in lines of credit and Firstar’s $700,000 term note.  In a one-time occurrence, we recognized approximately $57,000 in interest expense as a result of this issuance.

PART  II

Item 1.  Legal Proceedings

In 1994, the Company’s CJC subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  CJC, due to unpaid assessments, was removed as a member of the Granville Solvents Group that was formed to address contamination at the Site and to share the cleanup costs among the Group members.

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be $10.026 million for the Group.  At March 31, 2002, the Company had unpaid assessments of $43,137 to the Group.  The Group has estimated the Company’s future liability to be $83,000, including the $43,137, which is currently unpaid.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  The Company’s agreement to purchase the common stock of Columbus Jack limits the Company’s liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.  Recently, attorneys for the Group have demanded payment of the $43,137. The Company is vigorously defending the claim.  It cannot be determined what amount, if any, must be paid by the Company to settle this lawsuit.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date:  May 10, 2002

By

/s/ Bruce C. Weaver

Bruce C. Weaver
President (Principal Executive Officer)

Date: May 10, 2002	By	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer