Form 10QSB
period 2002-06-30
QUALITY PRODUCTS INC
filed 2002-08-13
CIK 843462

United States

Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2222 S Third St., Columbus, OH 43207-2402
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2002, the Company had 3,151,132 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2002

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$204,911
Trade accounts receivable, less allowance for doubtful accounts, of $71,609	724,688

Inventories

1,699,854

Prepaid expenses

127,084

Other Current Assets	9,459

Total Current Assets

2,765,996

Property and Equipment

2,648,938

Less Accumulated Depreciation	(2,144,552)

Property and Equipment, net

504,386

Goodwill, less accumulated amortization of $19,174

1,821,535

TOTAL ASSETS	$5,091,917

See notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank line of credit	$495,000
Accounts payable	486,096
Accrued expenses	392,655
Customer deposits	63,239
Note payable, current	194,150
Note payable, related parties, current	583,642
Total Current Liabilities	$2,214,782

NON-CURRENT LIABILITIES:

Notes payable, non-current	$114,261
Notes payable, related parties, non-current	748,688
Total non-current liabilities	$862,949

TOTAL LIABILITIES	$3,077,731

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, voting, par Value $.00001; 10,000,000 shares authorized; No shares issued and outstanding
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,151,132 shares issued and outstanding; 255,000 shares reserved for future issuance	$32

Additional paid in capital

25,483,088

Accumulated deficit	(23,468,934)

Total stockholders’ equity	$2,014,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,091,917

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF OPERATIONS

	For the nine months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001

Net Sales	$5,901,609	$6,217,587	$2,130,835	$3,136,257
Cost of Goods Sold	4,329,461	4,088,174	1,410,568	1,985,394

Gross Profit

1,572,148

2,129,413

720,267

1,150,862

Selling, General, & Admin Expenses

1,593,601

1,508,834

532,489

654,166

Operating Income (Loss)	(21,453)	620,580	187,778	496,697

Other Income (Expense):
Interest Expense	(158,666)	(79,595)	(31,607)	(47,626)

Interest Income

1,577

39,933

598

7,691

Other Income (Expense)	3,173	1,467	3,363	(467)
Total Other Income (Expense)	(153,916)	(38,195)	(27,646)	(40,402)

Income (Loss) Before Income Taxes

(175,369

)

582,384

160,132

456,294

Income Taxes	18,783	21,146	10,409	13,001

Net Income (Loss)

$

(194,152

)

$

561,238

$

149,723

$

443,293

Earnings (Loss) per share:

Basic earnings (loss) per common share (Note 3)	$(0.07)	$0.21	$0.05	$0.16

Diluted earnings (loss) per common share (Note 3)	$(0.07)	$0.20	$0.05	$0.15

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the nine months ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income (Loss)

$

(194,152

)

$

561,238

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,900	74,610
Amortization of goodwill	—	8,622
Gain on sale of plant assets	(4,553)	—
Amortization of note discount	44,189	—
Interest on issuance of common stock	55,781	—
Accounts receivable reserve	8,000	—

Cash provided (used) by current assets and liabilities:
Accounts receivable	556,940	(198,349)
Inventories	85,071	153,084
Other assets	36,213	6,267
Accounts payable	(353,317)	87,060
Accrued expenses	(103,736)	(183,658)
Customer Deposits	(112,577)	70,807
Income Taxes Payable	—	(9,974)
Cash provided (used) by operating activities	$169,759	$569,707

Cash Flows From Investing Activities:
Purchase of machinery & equipment	(36,152)	(10,858)
Cash proceeds from sale of machinery & equipment	5,000	—
Purchase of Columbus Jack Corporation	—	(552,140)
Cash used for investing activities	(31,152)	(562,998)

Cash Flows From Financing Activities:
Principal Repayment-Notes Payable	(121,075)	(193,121)
Principal Repayment – Related Parties	(277,190)	(371,667)
Cash used for financing activities	(398,265)	(564,788)

Net Increase (Decrease) in Cash	(259,658)	(558,079)
Cash at Beginning of Period	464,569	994,359
Cash at End of Period	$204,911	$436,280

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

Nine Months Ended June 30,

	2002	2001

Cash paid for interest

67,270

81,158

Cash paid for taxes	23,595	31,120

Supplemental disclosure of non-cash financing & investing activities:

On November 30, 2001 we issued 59,500 shares of common stock in exchange for Eastlake Securities agreement of $495,000 debt subordination to U.S. Bank’s $1,700,000 in lines of credit and U.S. Bank’s $700,000 term note.

On May 24, 2002 we issued a $180,000 non-interest-bearing, note payable to our landlord in exchange for certain machinery.  The note is payable in 36 equal installments of $5,000 each and is recorded at its discounted net present value of $167,281.  At the time of purchase, the machinery was recorded at the discounted net present value of the note and is depreciated over a 5-year period.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

2.             Inventories

Inventories at June 30, 2002 consist of:

Raw materials and supplies	$1,504,091
Work-in-process	304,459
Finished goods	14,072
Total	1,822,621

Less reserve

(122,768

)

Inventories, net

$

1,699,854

3.             Earnings Per Share

	9 Months Ended June 30,		3 Months Ended June 30,
	2002	2001	2002	2001

Basic:

Weighted Average Shares Outstanding

3,137,837

2,650,966

3,151,132

2,817,999

Net Income (Loss)	$(194,152)	$561,238	$149,723	$443,293

Basic Earnings (Loss) Per Share	$(0.07)	$0.21	$0.05	$0.16

	9 Months Ended June 30,		3 Months Ended June 30,
	2002	2001	2002	2001

Diluted:

Weighted Average Shares Outstanding	3,137,837	2,650,966	3,151,132	2,817,999

Net Effect of Dilutive
Stock options and warrants based on the treasury stock method using average market price	0	111,614	0	146,729

Total Shares

3,137,837

2,762,580

3,151,132

2,964,728

Net Income (loss), excluding interest expense on dilutive securities	$(194,152)	$561,238	$149,723	$443,293

Diluted Earnings (Loss) Per Share

$

(0.07

)

$

0.20

$

0.05

$

0.15

Average Market Price of Common Stock	$0.84	$1.14	$0.77	$1.28

Ending Market Price of Common Stock	$0.72	$1.20	$0.72	$1.20

The following options and warrants were excluded from the calculation of diluted earnings per share at June 30, 2002 because they are considered anti-dilutive under FAS 128:

1.               Warrants issued pursuant to the Company’s debentures to purchase 240,000 shares of common stock @ $1.50 per share, expiring in September 2002.

2.               Warrant to purchase 15,000 shares of common stock @ $2.00 per share, expiring in September 2002.

4.                                       Lines of Credit

In April 2001, the Company entered into a $1,000,000 revolving line of credit agreement with a regional bank, payable at a variable interest rate at the Bank’s Prime Rate (4.75% at June 30, 2002). The line matures in October 2002 and is secured by essentially all assets of the Company’s Multipress subsidiary. At June 30, 2002 the Company had $160,000 outstanding under the line.

In April 2001, the Company’s Columbus Jack subsidiary entered into a $700,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank’s Prime Rate plus 1% (5.75% at June 30, 2002). The line matures in October 2002 and is secured by essentially all assets of the CJC subsidiary, guaranteed by Quality Products, Inc. and, to the extent the total outstanding balance of the term loan and line of credit to Columbus Jack exceeds $500,000, (currently total balance is $480,293), the excess is guaranteed by our Multipress subsidiary.  At June 30, 2002, the Company had borrowings outstanding under the line of $335,000.

5.                                       Notes Payable

Maturities of notes payable for the 5 years succeeding June 30, 2002 are:

2003	$777,791
2004	188,496
2005	225,699
2006	204,465
2007	244,289

Total	$1,640,740

6.        Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2002 and 2001 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(54,000) in the three months ended June 30, 2002 and decreased approximately $(196,000) in the three months ended June 30, 2001.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At June 30, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,600,000 which is available to offset future taxable income, if any, through 2013.

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

	For the nine months ended June 30, 2002
	(Unaudited)
	Corporate	Machine Tools	Ground Support	Eliminations(1)	Consolidated

Net Sales	$—	$2,650,548	$3,304,432	$(53,371)	$5,901,609

Operating Income (Loss)	$(207,256)	$(31,470)	$63,389	$153,884	$(21,453)

Total Assets	$1,552,327	$6,514,402	$1,958,469	$(4,933,281)	$5,091,917

Depreciation & Amortization	$44,189	$51,803	$100,096	$—	$196,088

Capital Expenditures	$—	$173,759	$29,674	$—	$203,433

	For the nine months ended June 30, 2001
	(Unaudited)
	Corporate	Machine Tools	Ground Support	Eliminations(1)	Consolidated

Net Sales	—	$5,049,091	$1,168,496	$—	$6,217,587

Operating Income (Loss)	$(282,631)	$520,801	$99,779	$282,631	$620,580

Total Assets	$1,698,959	$6,956,410	$2,089,561	$(4,751,734)	$5,993,196

Depreciation & Amortization	—	$42,357	$32,252	$—	$74,609

Capital Expenditures	—	$9,193	$1,665	$—	$10,858

(1)  Represents elimination of intercompany balances and transactions, including corporate allocations to subsidiaries.

8.        Intangible Assets

A.            Intangible assets consist of the following:

	June 30, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Average (Years)

Goodwill	$1,840,709	$19,174	$1,821,535	40
Other Intangibles	—	—	—	—

Total	$1,840,709	$19,174	$1,821,535

	September 30, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Average (Years)

Goodwill	$1,840,709	$19,174	$1,821,535	40
Other Intangibles	—	—	—	—

Total	$1,840,709	$19,174	$1,821,535

The Company adopted SFAS 142 on January 1, 2002 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment.

SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142 the Company also performed an impairment test of goodwill and determined that no write-down of goodwill was necessary.

We have no amortizable intangible assets and therefore, we estimate no amortizable expenses will be incurred in the next five years.

Below is a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization expense for goodwill and the Company’s trade name, net of income tax.

	Nine Months Ended June 30,
	2002	2001

Reported net income (loss)	$(194,152)	$561,238
Goodwill and Company trade name amortization, net of tax	0	4,742
Adjusted net income (loss	$(194,152)	$565,980

Reported diluted earnings (loss) per share	$(0.07)	$0.21
Goodwill and Company trade name amortization, net of tax	0.00	0.01

Adjusted diluted earnings (loss) per share	$(0.07)	$0.22

9.                                       Recently – Issued Accounting Pronouncements

In June2001, the Financial Accounting Standards Board issued SFAS 141 “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets with finite useful lives will continue to be amortized over their useful lives.  We do not expect any material effect on our financial position or results of operations from the adoption of these statements.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”.  SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations.  Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of  Long-Lived Assets”.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into two components: Machine Tools and Aircraft Ground Support Equipment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors and Audit Committee, we have identified four accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition.  We recognize revenue from product sales upon shipment to the customer. We recognize service revenue when the service is rendered.

The second critical accounting policy relates to accounts receivable.  We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of our customers, historical trends, and other information.

The third critical accounting policy relates to intangible assets.  Our intangible assets consist of goodwill.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized.  We subject our non-amortized intangible assets to annual impairment testing.

The fourth critical accounting policy relates to inventory.  We establish a reserve for obsolescence based upon usage, physical counts, and other information.

Three Months Ended June 30, 2002 Compared to June 30, 2001

OVERVIEW

Consolidated sales decreased 32.1% during the quarter ended June 30, 2002 to $2,130,835 from $3,136,257 in the quarter ended June 30, 2001. The decrease resulted from the slowdown in orders at Multipress.  Consolidated operating income was $187,778 in 2002 compared to operating income of $496,697 in 2001.  The reduction was primarily caused by the decrease in sales at Multipress.  Additionally, increased corporate expenses, primarily legal and audit fees, were incurred as we continue to investigate new business opportunities.

MACHINE TOOLS

Net Sales for the quarter ended June 30, 2002 were $915,259 compared to $1,967,760 for the quarter ended June 30, 2001, a decrease of $1,052,501, or 53.5%. We shipped 40 units in 2002 compared to 39 units in 2001.  The 2001 period includes two large orders totaling approximately $1,000,000.  Customer orders are extremely low as a result of the slowdown occurring throughout the machine tool manufacturing sector.  Our current backlog is approximately $462,000 compared to $728,000 at June 30, 2001.  We expect machine tool sales for the three months ending September 30, 2002 to be approximately $700,000.  We do not anticipate a significant increase in sales through December 31, 2002.

Operating income was $34,217 or 3.7% of sales compared to operating income of $445,485 or 22.6% of sales for the same period a year earlier.  The percentage decreased due to the continuing slowdown in sales.  The reduced level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product. Also, gross margins are lower because we are reducing prices in an effort to maintain order volume.  Salaried employees, including management, continue to work at reduced pay levels until the business outlook improves.  However, we are operating with a necessary level of staffing and, at this time, we do not intend to reduce employment.  We anticipate an operating loss of approximately (5.0)% in the next quarter due to the continuing slowdown in sales and the lower gross margins we are accepting.  Additionally, operating expenses will be higher due to our relocation to another building.  However, the relocation expenses are expected to subside by the first quarter of fiscal 2003 .

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended June 30, 2002 were $1,215,576 compared to $1,168,496 for the quarter ended June 30, 2001, an increase of $47,080, or 4.0%.  We shipped 143 units in the quarter compared to 134 units in 2001. Our current backlog is approximately $1.2 million. We expect ground support equipment sales for the three months ending September 30, 2002 to be approximately $1.2 million.

Operating income was $246,519 or 20.3% of sales compared to $150,653 or 12.9% of sales in 2001.  Gross margin on sales for the quarter was above Columbus Jack’s historical average of 20% due to improved production processes. We expect operating margins at Columbus Jack to decline to approximately 15% in the next quarter as we incur additional expenses from our relocation into another building.  However, the relocation expenses are expected to subside by the first quarter of fiscal 2003.

CORPORATE EXPENSES

Corporate expenses were $92,958 in the quarter ended June 30, 2002 compared to $103,210 in 2001.  Most of the decrease was due to the transfer of payroll-related expenses from Corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack, and we are allocating expenses to the responsible segment.  We incurred approximately $35,000 in legal and consulting fees during the current quarter for investigation of new business opportunities.  Additionally, we had $3,000 of moving expenses resulting from our relocation to another building.  Consolidated net moving expenses are expected to total approximately $25,000 by September 30.  We expect corporate expenses to remain steady in the next quarter as we continue the relocation process and continue investigating further business opportunities.  However, this investigation does not indicate an acquisition will occur.

INTEREST EXPENSE, NET

Consolidated net interest expense for the quarter ended June 30, 2002 was $31,009 compared to net interest expense of $39,935 for the same period last year.  The decreased expense is due to lower interest rates and our significant reduction of debt.  Currently, we have $2,135,740 of debt at various interest rates and maturity dates.  $998,585 of this is interest-free.  However, each quarter approximately $16,500 is charged to interest expense on this debt as a non-cash charge required under generally accepted accounting principles. Since the acquisition of Columbus Jack on April 26, 2001 the Company has repaid approximately $688,000 in consolidated interest-bearing debt.

INCOME TAX EXPENSE

The consolidated income tax provision in the quarter ended June 30, 2002 and 2001 includes a benefit related to utilization of NOL carry forwards of approximately $54,000 and $196,000, respectively.  The 2002 and 2001 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

Nine Months Ended June 30, 2002 Compared to June 30, 2001

OVERVIEW

Consolidated sales decreased 5.1% during the nine months ended June 30, 2002 to $5,901,609 from $6,217,587 in the nine months ended June 30, 2001. The decrease resulted from the significant business slowdown experienced by our Multipress subsidiary.  Consolidated operating loss was $(21,453) in 2002 as compared to operating income of $620,580 in 2001.  The loss also was a result of the significant decrease in sales at Multipress, as it continues to experience a slowdown in new orders.  Additionally, increased corporate expenses, primarily legal, audit, and consulting fees, were incurred as we continue to investigate new business opportunities.

MACHINE TOOLS

Net Sales for the nine months ended June 30, 2002 were $2,597,177 compared to $5,049,091 for the nine months ended June 30, 2001, a decrease of $2,451,914, or 48.6%. We shipped 76 units in 2002 compared to 137 units in 2001.  Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2001 and which continues into fiscal 2002.  The slowdown follows the trend appearing throughout the machine tool manufacturing sector.  Our current backlog is approximately $462,000 compared to $728,000 at June 30, 2001.  We expect machine tool sales for the twelve months ending September 30, 2002 to be approximately $3.3 million.  We do not anticipate a significant increase in sales through December 31, 2002.

Operating loss was $(31,470), including allocated Corporate expenses of $93,265, compared to operating income of $752,558 for the same period a year earlier.  The decrease resulted from the continuing slowdown in sales.  The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product.  In October 2001, we reduced plant production to 4 days per week and salaried employees, including management, received pay reductions until the business outlook improves.  Plant production has returned to 5 days per week, but the salaried pay reductions continue.  At this time, we do not intend to reduce employment below its current level.  We expect operating losses to increase at the end of twelve months as we anticipate a small loss in the next quarter, due to the continuing slowdown in sales, the shipment of a more price-competitive product mix, and increased expenses related to our relocation to another building.  However, the relocation expenses are expected to subside by the first quarter of fiscal 2003 .

GROUND SUPPORT EQUIPMENT

Net Sales for the nine months ended June 30, 2002 were $3,304,432 compared to $1,168,496.  We shipped 482 units in 2002 compared to 134 units in 2001.  Columbus Jack was acquired on April 26, 2001, which produces the increase in both dollars and volume.  The June 30 backlog is approximately $1.2 million. We expect ground support sales for the twelve months ending September 30, 2002 to be approximately $4.5 million.

Operating income was $63,389, including allocated Corporate expenses of $113,991, compared to $150,653 in 2001.  Gross margin on sales for the nine months was above Columbus Jack’s historical average of 20% due to improved production processes.  We expect operating results at Columbus Jack to improve in the next period due to increasing sales, with operating margins to be approximately 3.0% after twelve months.

CORPORATE EXPENSES

Corporate expenses before allocation to the Multipress and Columbus Jack subsidiaries, were $207,256 in the nine months ended June 30, 2002 compared to $327,533 in 2001.  Approximately $50,000 of the decrease was due to the transfer of payroll-related expenses from Corporate to Columbus Jack as QPI’s President is also the President of Columbus Jack, and we are allocating expenses to the responsible segment.  Approximately $40,000 of the remaining difference resulted from reduced legal and accounting fees, which were higher in 2001 as we closed on the Columbus Jack transaction.  We expect corporate expenses to increase to approximately $275,000 after twelve months as we continue the relocation process and continue investigating further business opportunities.  However, this investigation does not indicate an acquisition will occur.

INTEREST EXPENSE, NET

Consolidated net interest expense for the nine months ended June 30, 2002 was $157,089 compared to net interest expense of $39,662 for the same period last year.  The increased expense is due to the significant increase in debt assumed in the Columbus Jack acquisition.  Additionally, we incurred approximately $57,000 of interest expense for the issuance of 59,500 shares of our common stock, in exchange for the debt subordination by our private placement holders to financing provided to the Company by a local bank in fiscal 2002.  However, interest expense is expected to decrease in each successive quarter as we intend to pay down the debt as quickly as possible.  Currently, we have $2,135,740 of debt at various interest rates and maturity dates.  $998,585 of this is interest-free.  However, each quarter approximately $16,500 is charged to interest expense on this debt as a non-cash charge required under generally accepted accounting principles. Since the acquisition of Columbus Jack on April 26, 2002 the Company has repaid approximately $688,000 in consolidated interest-bearing debt.

INCOME TAX EXPENSE

The consolidated income tax provision in the nine months ended June 30, 2002 includes no benefit related to utilization of NOL carry forwards.  However, 2001 includes a benefit related to utilization of NOL carry forwards of approximately $250,000.  The 2002 and 2001 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had a working capital surplus of $551,214 as compared to a working capital surplus of $767,466 at June 30, 2001 and $1,096,990 at September 30, 2001.  The change is primarily due to three reasons.  First, we have incurred more than $190,000 of losses in the current fiscal year.  Second, we reclassified approximately $350,000 of debt from long-term to short-term as the Eastlake agreement and a $103,681 payment to the former owner of Columbus Jack are both due in December 2002.  Third, we recorded a $49,000 short-term liability as part of a $180,000 machinery purchase agreement.  We believe the surplus will decrease in the next quarter as we anticipate a consolidated net loss in the fourth fiscal quarter.  Our major source of liquidity continues to be from operations, but we do have unutilized borrowing ability of approximately $500,000 available under two lines of credit.  However, we are in default of one loan covenant required by the bank, and may be restricted from additional borrowing.  Additionally, if Multipress continues experiencing a business slowdown, or if we are unable to improve the profitability of Columbus Jack, our liquidity will be severely restricted and the surplus could become a deficit, unless we can obtain additional financing, which cannot be assured.

FINANCING

On May 24, 2002, Quality Products, Inc. entered into an agreement with our landlord to finance certain machinery located in the facility we are relocating to.  The interest-free $180,000 note requires fixed monthly payments of $5,000.00 for 36 months.  The first payment is due July 1, 2002 and the final payment is due June 1, 2005.  The equipment being financed secures the note. The note was recorded at its discounted present value of $167,281 utilizing an imputed interest rate of 4.75%.

On April 12, 2001, QPI Multipress and Quality Products, Inc entered into an agreement with a local bank for a revolving line of credit, expiring October 5, 2002.  The terms of the agreement permit maximum borrowings of $1,000,000 subject to limits based on certain percentages of accounts receivable and inventory.  Additionally, the agreement is subject to certain financial ratios, one of which is currently in default, based on our quarterly financial reports.  However, the bank has granted a waiver of default.  The interest rate under this loan is equal to the bank’s prime rate.  The bank has a first security interest in all of the assets of QPI Multipress.  At June 30, 2002 there was $160,000 outstanding under this loan.

The revolving line of credit at Columbus Jack expires October 5, 2002.  The terms under the line permit maximum borrowings of $700,000 subject to limits based on certain percentages of accounts receivable and inventory. Additionally, the agreement is subject to certain financial ratios, one of which is currently in default, based on our quarterly financial reports.  However, the bank has granted a waiver of default.  The interest rate under this loan is equal to the bank’s prime rate plus 1%. The bank has a first security interest in all of the assets of Columbus Jack Corporation.  At June 30, 2002 there was a balance of $335,000 outstanding under this loan.

In June 1998, Columbus Jack entered into a $700,000 term note with a local bank. The agreement calls for monthly principal payments of $12,500 plus variable interest at the bank’s prime rate plus 1.75%. The bank has a first security interest in all of Columbus Jack’s assets.  At June 30, 2002 there was a balance of $145,293 outstanding under this loan.  The note is payable in full in June 2003.

To the extent the total outstanding balance of both loans to Columbus Jack, are over $500,000, (currently they total $480,293), QPI Multipress must guarantee the debt of Columbus Jack.  Quality Products has guaranteed both loans, regardless of the dollar amount.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate. At June 30, 2002 there was a balance of $143,935 outstanding under this loan. In the event of default, the loan is payable upon demand.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note is recorded at its discounted present value of $835,468 utilizing an imputed interest rate of 7.0%.  We are making payments, as cash flow permits, towards the first payment due on December 31, 2002 of $150,000.  At June 30, 2002 $46,319 has been paid.

The Company holds a note-payable due to the father of the former owner of Columbus Jack.  The note, which was entered into by Columbus Jack in July 1998, evidences the purchase of substantially all of the assets, except inventory, and liabilities of Neal Machine Company, a former division of Columbus Jack. The agreement calls for monthly principal payments of $8,333 plus accrued interest at the prime rate quoted by Bank One, N.A., adjusted annually. At June 30, 2002 there was a balance of $7,927 outstanding under this loan. The note, payable in full in June 2002, was verbally extended 30 days by the noteholder, and was fully paid in July 2002.

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. (“Eastlake”), a New York investment-banking firm.  The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share.  The Note, originally due December 29, 2000 and subsequently extended to December 29, 2002, is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake.  The Series A Warrants expired on September 30, 2000, and the Series B Warrants expired September 30, 2001. On December 29, 2000 the Company and the investors agreed to extend the Note for two years at the same rate of interest (6%).  In exchange, for each $50,000 originally invested, the investors received Series D Warrants to purchase 6,500 shares of the Company’s common stock, exercisable at $1.00 per share, which expired September 30, 2001, plus Series C Warrants for 10,000 shares of common stock, exercisable at $1.50 per share expiring September 30, 2002.  The Company extended the note to conserve capital for business development.  The balance due on the Note at June 30, 2002 is $345,000.

The Note is repaid quarterly by principal payments in the amount of $50,000 each December, March, June and September, together with any accrued interest.  The unpaid principal balance and accrued interest are due December 29, 2002. Assuming payments are made under the current quarterly schedule, $295,000 will be owed to Eastlake on the due date. We intend to pay the balance at that time from internal sources of cash and existing credit lines. However, considering the economic slowdown, there is no assurance this will happen.  If we are unable to pay the loan in full by year-end, we will evaluate other extensions or refinancing alternatives.  The Company may prepay the loan at any time without penalty as long as accrued interest up to the point of prepayment is paid also.

On November 30, 2001 we issued 59,500 shares of common stock in exchange for Eastlake Securities agreement of $495,000 debt subordination to U.S. Bank’s $1,700,000 in lines of credit and U.S. Bank’s $700,000 term note.  In a one-time occurrence, we recognized approximately $57,000 in interest expense as a result of this issuance.

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

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be $10.026 million for the Group.  At June 30, 2002, CJC had unpaid assessments of $43,137 to the Group.  The Group has estimated CJC’s future liability to be $83,000, including the $43,137, which is currently unpaid.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  Quality Products’ agreement to purchase the common stock of Columbus Jack limits our liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.  Recently, attorneys for the Group have demanded payment of the $43,137. We are vigorously defending the claim.  We cannot determine what amount, if any, must be paid to settle this lawsuit.  However, we have recorded a reserve of approximately $42,000 in relation to this issue.

Item 6.  Exhibits and Reports on Form 8-K

a.                                               Exhibits

Sarbanes-Oxley Certification

b.                                              Reports on Form 8-K

On July 11, 2002, the Company filed a Form 8K reporting a change in control of the Board of Directors, including the resignation and replacement of two directors.

On July 26, 2002, the Company filed a Form 8K reporting Richard Drexler’s appointment as Chairman of the Board of Directors.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date:  August 12, 2002

By

/s/ Bruce C. Weaver

Bruce C. Weaver
President & Chief Executive Officer

Date: August 12, 2002	By	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer