Form 10KSB
period 2002-09-30
QUALITY PRODUCTS INC
filed 2002-12-30
CIK 843462

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Name of small business issuer in its charter)

DELAWARE	75-2273221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 S. Third St., Columbus, OH	43207-2402
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number       (614) 228-0185

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

COMMON STOCK, $.00001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for its most recent fiscal year were $7,672,869.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 11, 2002, was $575,154 based on the average of the bid and asked price of $0.38 as reported by the OTC electronic bulletin board on such date.

As of September 30, 2002, there were 3,153,497 shares of Common Stock, $.00001 Par Value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There is no annual report, proxy statement, or prospectus to incorporate by reference.

Transitional Small Business Disclosure Format (check one):     Yes  ☐  No  ☒

QUALITY PRODUCTS, INC.

FORM 10-KSB

PART I

ITEM 1.        BUSINESS

GENERAL

Quality Products, Inc. (the “Company”), a Delaware corporation, is a holding company, originally organized in 1988 under the name “Analytics Inc.”  We have two wholly-owned operating subsidiaries.  QPI Multipress, Inc., an Ohio corporation (“Multipress”), is a manufacturer of hydraulic presses and accessories.  The trade name “MultiPress” has been in use for 60 years.  On April 26, 2001 we acquired Columbus Jack Corporation, an Ohio corporation (“CJC”).  CJC is a manufacturer of hydraulic jacks and other ground support equipment for aircraft.  The trade name “Columbus Jack” has been in use for over 45 years.  Multipress and CJC exhibit similarities and experience synergies in the areas of purchasing, production, engineering and accounting.  However, the two companies differ in the areas of sales and marketing.  Multipress uses a network of manufacturers’ representatives to distribute its products, whereas the majority of sales at CJC are government customers that are sold to directly using internal salespeople.

QPI MULTIPRESS, INC.

Multipress manufactures industrial hydraulic bench presses, floor presses, (together, referred to as “Multipresses” herein) and accessories used with Multipresses.  The Company is one of the leading producers of industrial hydraulic “C” frame presses in the United States.  Multipresses are used in a variety of industries, including automotive, appliance, abrasive materials, electrical and food compaction industries.  Additionally, we supply repair parts and service for this equipment.  Historically, parts and service has averaged 20% of Multipress’ total revenues and represented approximately 24% of Multipress’ fiscal 2002 revenues.

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

Approximately half of the machines Multipress ships are special or modified in some way to suit customer requirements.  In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving platen can be furnished up to 1000-ton capacity.  Many special designs and configurations have been furnished in the 60 years Multipresses have been produced.  These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, and several units located around a large dial table.

Multipress requires several different raw material components for its presses.  Multipress is not dependent on any one supplier for any of its key parts and believes that its relationship with its suppliers is satisfactory.

Historically, the automotive, appliance, and electrical industries have provided approximately 75% of sales revenues.  Additionally, Multipresses have been integrated with automated robot systems developed by unrelated companies and used in assembly line systems.  Multipress competes in its market with several other companies, none of which is dominant.  Multipress competes primarily based on its ability to customize its presses, the excellent quality and longevity of its product, its excellent service, and pricing.

Multipress markets its presses through an in house force consisting of two sales agents and through exclusive outside machine tool distributors.  Historically, Multipress' primary markets have been in the Midwestern United States, principally Ohio, Michigan, Indiana and Illinois.

Multipress does not market directly abroad; however, it has sold presses through sales representatives to customers outside of the United States.

No single customer accounted for a material amount of sales in fiscal 2002.

Multipress’ order backlog has no discernable pattern, as customer purchasing is not seasonal.  Multipress’ backlog at September 30, 2002 was approximately $150,000, which is significantly less than Multipress' historical average backlog of $800,000 to $1,000,000.  The backlog usually ships within three to six months from the date ordered.

COLUMBUS JACK CORPORATION

CJC manufactures hydraulic jacks and other ground support equipment for maintenance functions of commercial and government aircraft.  The current product line consists of tripod jacks, axle jacks, towbars, tire bead breakers, tire dollies, tire fixtures, and aircraft weighing systems.  Additionally, we supply repair parts and service for this equipment.  Parts and service represented approximately 47% of Columbus Jack’s fiscal 2002 revenues.  No historical average exists.

We require many different raw material components for our products, but we are not dependent on any one supplier for these products.  Our relationship with suppliers is satisfactory.

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

The U.S. government represented approximately 70% of sales revenues in fiscal 2002, which is higher than the historical average of 50%, primarily because of the decreasing level of orders we received from the commercial airline segment, as that industry continues to struggle in the weak economy.

CJC’s backlog has no discernable pattern, as customer purchasing is not seasonal.  At September 30, 2002 the backlog was approximately $2.5 million, which is above our historical average backlog of  $1.75 million to $2.0 million.  The backlog usually ships within three to six months from the date ordered.

Quality Products employed a total of 56 employees, with 55 of those full-time, as of September 30, 2002, 11of whom belonged to the International Association of Machinists and Aerospace Workers, AFL-CIO.  We believe our relationship with the union is satisfactory. The union contract expires August 3, 2003.

The Company has a registered trademark on “Multipress”, but not on “Columbus Jack”.

The Company does require government approval of its products or services that are sold to the U.S. government.

The Company is not aware of any existing or probable governmental regulations, which will have a material effect on the business.

The Company had no research and development expenses in fiscal years 2002 or 2001.

The Company incurred no material costs or effects due to compliance with environmental laws.

ITEM 2.        PROPERTY OF THE COMPANY

Location	Description

2222 S. Third St. Columbus, Ohio 43207-2402	A lease for approximately 45,000 square feet of manufacturing and office space currently expiring July 31, 2007. The rental rate is $13,333 per month. The property is in good condition.

ITEM 3.        LEGAL PROCEEDINGS

In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company’s presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer's facility.  Although the Company’s subsidiary carries full product liability insurance, the Company’s former management did not notify the insurance carrier within the prescribed time period.  Accordingly, this claim is not covered by insurance.  Based upon consultation with the Company's counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.

In 1994, the Company’s Columbus Jack Corporation (“CJC”) subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  CJC is a member of the Granville Solvents Group that was formed to address contamination at the Site and to share the cleanup costs among the Group members.

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be approximately $10 million for the Group. At September 30, 2002, the Company was delinquent in remitting assessments of approximately $48,000 to the Group.  The Group has estimated the Company’s future liability to be approximately $83,000.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  The Company’s agreement to purchase the common stock of Columbus Jack limits the Company’s liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.  The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.  The Company is in settlement discussions in this case, but no assurances can be made that one will be reached.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June 2002, a voting group, through a certain Stockholders Agreement, was formed consisting of Dan Drexler, Richard Drexler, Audrey Eppinga, Sydney Eppinga, the Dale Newberg Pension Trust, Wycliff Investments, and Derco Limited.  The group, which held in excess of 50% of the outstanding shares of Quality Products, agreed to vote its’ shares of common stock to demand that the Company call a special meeting of stockholders for the purpose of (A) increasing the size of the board of directors of the Company to eight directors, and (B) electing Dan L. Drexler, Richard A. Drexler, Dale Newberg and S. James Perlow (or any of their designees) to the board of directors. In addition, each group member granted unto Richard A. Drexler an irrevocable proxy to vote their shares of Common Stock with respect to such increase in the size of the board of directors and the election of the director nominees chosen pursuant to the Stockholders Agreement. Upon the resignation of Murray Koppelman and Ed Varon from the board, Mr. Perlow and Michael Goldberg (the designee of Dale Newberg) were appointed, and the board size remained at four.  The Stockholders Agreement was terminated in July 2002.

In October 2002, certain stockholders of Quality Products, holding in excess of fifty percent (50%) of the issued and outstanding shares of common stock of the Corporation signed a written consent to amend Article 4 of the Company’s Certificate of Incorporation, defining the characteristics of the classes of common and preferred stock.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The following table shows the high and low bid prices for the Company’s Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - “QPDC”), for the period commencing October 1, 2000 to September 30, 2002.  Such prices reflect inter-dealer prices, may not represent actual transactions, and do not include retail markup, markdown or commissions.

2002	High	Low

First Quarter - December 31, 2001	$1.03	$0.83
Second Quarter - March 31, 2002	1.01	0.66
Third Quarter - June 30, 2002	1.00	0.72
Fourth Quarter - September 30, 2002	0.80	0.55

2001	High	Low

First Quarter - December 31, 2000	$1.38	$0.91
Second Quarter - March 31, 2001	1.22	0.91
Third Quarter - June 30, 2001	1.90	0.98
Fourth Quarter - September 30, 2001	1.24	1.03

(b) Approximate number of equity securities holders:

Title of Class	Approximate Number of Record Holders (as of September 30, 2002)

Common Stock, $.00001 Par Value	360

(c) Dividends:

The Company paid no dividends in the years ending September 30, 2001 or 2002.  The Company does not anticipate paying dividends in the foreseeable future.  The Company is restricted from paying dividends under the terms of a Credit Agreement dated November 25, 1997 with Eastlake Securities, Inc.  The Company is permitted to declare or pay dividends only in shares of capital stock, options, warrants, or other rights to purchase stock and cash in lieu of fractional shares, unless otherwise approved by Eastlake Securities, Inc.  The restriction is effective for the entire time of the Credit Agreement, which originally expired on December 29, 2000, and was extended to December 29, 2002. The Eastlake note was paid in full in October 2002.

In October 2002 we issued $625,000 of preferred stock with an annual dividend rate of 10% per share. However, we are restricted from paying dividends while we are in violation of bank covenants. Therefore, the preferred stock dividends accrue at the increased rate of 12% annually until all arrearages are paid.

RECENT SALE OF UNREGISTERED SECURITIES

On October 15, 2002, we completed a private placement with a group of investors including our Chairman, Richard Drexler, (the “Private Placement”) whereby we sold (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value  (the “Series A Preferred”), and (ii) warrants to purchase an aggregate of 208,331 shares of our Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $625,000.  The investor group consists of The Dale Newberg Pension Trust, Richard and Clare Drexler, Dan L. Drexler, Jason Drexler and the Alyce

A. Lazar Living Trust.

We used the Private Placement proceeds to reduce existing debt.  Specifically, we paid off the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We will recognize a reduction of goodwill by approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing.

In connection with the Private Placement, we filed a Certificate of Designations, Preferences, and Rights of the Series A Preferred with the Secretary of State of Delaware (the “Certificate of Designations”).  The Series A Preferred has a stated value of $100 per share, with a dividend rate of 10.0% per annum, declared quarterly.  If the Board does not declare and pay the dividend on the Series A Preferred, then the dividends accrue at the rate of 12%.  The Series A Preferred is nonvoting.  After three years, at their option, the holders of the Series A Preferred may voluntarily convert their Series A Preferred to common stock.  The conversion price will be the lower of (i) $0.75, or (ii) an amount equal to the average of the closing bid prices of the Common Stock for the 20 consecutive trading days preceding a notice of conversion.  If all of the Series A Preferred is converted at $.75, then the Corporation will issue 833,333 shares of common stock upon conversion.  The warrants are convertible into 208,331 shares of Common Stock at a price of $0.75 per share (subject to certain adjustments), and expire on the tenth anniversary of their issuance.

The Company sold these securities without registering them with either federal or state authorities in reliance on Rules 505 and 506 of Regulation D under the Securities Act of 1933 and related state law exemptions from registration.

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. (“Eastlake”), a New York investment-banking firm.  The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share.  The Note, originally due December 29, 2000 and subsequently extended to December 29, 2002, is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake.  The Series A Warrants expired on September 30, 2000, and the Series B Warrants expired September 30, 2001. On December 29, 2000, the Company and the investors agreed to extend $680,000 of the Note for two years at the same rate of interest (6%).  In exchange, for each $50,000 originally invested, the investors received Series D Warrants to purchase 6,500 shares of the Company’s common stock, exercisable at $1.00 per share expiring September 30, 2001, plus Series C Warrants for 10,000 shares of common stock, exercisable at $1.50 per share expiring September 30, 2002.  The Company extended the note to conserve capital for business development.  The balance due on the Note at September 30, 2002 is $345,000.  On October 15, 2002 the Note was paid in full.

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

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS

The following information for all periods presented below reflects the segmenting of Quality Product's businesses into two components: Machine Tools and Aircraft Ground Support Equipment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors and Audit Committee, we have identified four accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management's most difficult, subjective judgments.

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

RESULTS OF OPERATIONS

Year Ended September 30, 2002 Compared to September 30, 2001

OVERVIEW

Consolidated sales decreased 16.1% during the year ended September 30, 2002 to $7,672,869 from $9,143,961 in the year ended September 30, 2001. The decrease resulted from the significant business slowdown experienced by our Multipress subsidiary.  Consolidated operating loss was $(439,369) in 2002 as compared to operating income of $975,136 in 2001.  The loss was a result of the significant decrease in sales at Multipress, as it continues to experience a slowdown in new orders.  Additionally, increased corporate expenses, primarily legal, audit, and consulting fees, were incurred as we continue to investigate new business opportunities.  Also, we experienced disruptions in the production process as we relocated to a new facility.  Finally, increased reserves for accounts receivable and inventory contributed to the loss.

MACHINE TOOLS

Net Sales for the year ended September 30, 2002 were $3,388,108 compared to $6,331,308 for the year ended September 30, 2001, a decrease of $2,943,200, or 46.5%. We shipped 105 units in 2002 compared to 180 units in 2001.  Sales volume decreased due to the slowdown in new orders that we first experienced during the fourth quarter of fiscal 2001, which continues into fiscal 2003.  The slowdown follows the trend appearing throughout the machine tool manufacturing sector.  Our September 30, 2002 backlog is approximately $150,000 compared to $330,000 at September 30, 2001.  We expect machine tool sales for the fiscal year 2003 to be approximately $3.6 million.  We do not anticipate a significant increase in sales through March 31, 2003.

Fiscal year 2002 operating loss was $(221,940), including allocated Corporate expenses of $143,698, compared to operating income of $597,664 for the same period a year earlier.  The decrease resulted from the continuing slowdown in sales.  The declining level of orders in the current period reduced our efficiency, forcing us to absorb fixed costs of production over fewer units of product.  In October 2001, we reduced plant production to 4 days per week and salaried employees, including management, received pay reductions until the business outlook improves.  Plant production has returned to 5 days per week, but the salaried pay reductions continue.  At this time, we do not intend to reduce employment below its current level.  Also, expenses related to our relocation to another building were approximately $24,000 and an expense of $26,000 for increased credit risk from our receivables added to the loss.  We expect operating losses of approximately ($25,000), excluding allocated corporate expenses, at the end of fiscal 2003, due to the continuing slowdown in sales, the shipment of a more price-competitive product mix, and increased employee benefits expenses.

GROUND SUPPORT EQUIPMENT

Net Sales for the year ended September 30, 2002 were $4,284,761 compared to $2,831,174 in 2001.  We shipped 643 units in 2002 compared to 423 units in 2001.  Columbus Jack was acquired on April 26, 2001, and consequently, the 2001 revenues represent less than a six-month period, whereas the 2002 revenues are for twelve months.  The September 30, 2002 backlog is approximately $2.5 million compared to $1.4 million at September 30, 2001. We expect ground support sales for the fiscal year 2003 to be approximately $4.5 million.

Fiscal year 2002 operating loss was $(208,091), including allocated Corporate expenses of $181,706, compared to operating income of $363,873 in 2001.  The operating loss primarily resulted from the increased reserve for slow moving inventory, which was approximately $156,000.  This reserve was increased after an analysis of inventory identified many items that do not move fast enough to relieve concerns of obsolescence.  We expect operating income of approximately $395,000, excluding allocated corporate expenses, at the end of fiscal 2003, due to the strong backlog and improving gross margins as we attempt to reduce raw material costs and increase labor efficiencies.

CORPORATE EXPENSES

Corporate expenses before allocation to the Multipress and Columbus Jack subsidiaries were $328,736 in the fiscal year 2002 compared to $209,158 in 2001.  Approximately $159,000 of the 2002 expenses represents legal fees, accounting fees and non-refundable purchase fees all resulting from a failed acquisition attempt.  We expect corporate expenses of approximately $265,000 for fiscal year 2003, a majority of which represents public company expenses, including audit fees, directors and officers insurance, transfer agent fees, and legal fees.

INTEREST EXPENSE, NET

Consolidated net interest expense for the fiscal year 2002 was $177,697 compared to net interest expense of $91,601 for the same period last year.  The increased expense is due to the significant increase in debt assumed in the Columbus Jack acquisition.  Additionally, we incurred approximately $57,000 of interest expense for the issuance of 59,500 shares of our common stock, in exchange for the debt subordination by our private placement holders to financing provided to the Company by a local bank in fiscal 2002.  However, interest expense is expected to decrease in each successive quarter as we intend to pay down the debt as quickly as possible, without damaging operations.  At September 30, 2002, we have $2,182,352 of debt at various interest rates and maturity dates.

In October 2002, we entered into a private placement equity sale of $625,000 in preferred stock.  We used the Private Placement proceeds to reduce existing debt.  Specifically, we paid off the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We will recognize a reduction of goodwill by approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing.  The remaining $80,000 of proceeds was used to payoff a term note we had with a local bank.  After these payoffs our debt was approximately $1.5 million.

INCOME TAX EXPENSE

The consolidated income tax provision in fiscal year 2002 includes a benefit primarily due to accelerated depreciation available to the Company.  However, 2001 includes a benefit related to utilization of NOL carry forwards of approximately $847,000.  The 2001 provision relates to state income tax and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had a working capital surplus of $149,468 as compared to a working capital surplus of $1,096,990 at September 30, 2001.  The change is primarily due to two reasons.  First, we have incurred more than $700,000 of losses in the 2002 fiscal year.  Second, we reclassified approximately $350,000 of debt from long-term to short-term, as the Eastlake agreement and a $103,681 payment to the former owner of Columbus Jack are both due in December 2002.  However, we believe the surplus will increase in the next quarter because we completed a preferred stock private placement equity sale in October 2002, using the proceeds to eliminate a significant amount of debt.  Our major source of liquidity continues to be from operations, but we do have unutilized borrowing ability of approximately $450,000 available under two lines of credit at September 30, 2002.  However, we are in default of two loan covenants required by the bank, and may be restricted from additional borrowing.  Additionally, if Multipress continues experiencing a business slowdown, or if we are unable to improve the profitability of Columbus Jack, our liquidity will be severely restricted and the deficit could continue, unless we can obtain additional financing, which cannot be assured.  We are unable to issue any additional equity for financing purposes because this would be considered a change in control under the IRS tax regulations and would severely impact our NOL carryforwards.

FINANCING

On October 15, 2002, we completed a private placement with a group of investors including our Chairman, Richard Drexler, (the “Private Placement”) whereby we sold (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value  (the “Series A Preferred”), and (ii) warrants to purchase an aggregate of 208,331 shares of the our Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $625,000.  The investor group consists of The Dale Newberg Pension Trust, Richard and Clare Drexler, Dan L. Drexler, Jason Drexler and the Alyce A. Lazar Living Trust.

We used the Private Placement proceeds to reduce existing debt.  Specifically, we paid off the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We will recognize a reduction of goodwill by approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing.

In connection with the Private Placement, we filed a Certificate of Designations, Preferences, and Rights of the Series A Preferred with the Secretary of State of Delaware (the “Certificate of Designations”).  The Series A Preferred has a stated value of $100 per share, with a dividend rate of 10.0% per annum, declared quarterly.  If the Board does not declare and pay the dividend on the Series A Preferred, then the dividends accrue at the rate of 12%.  The Series A Preferred is nonvoting.  After three years, at their option, the holders of the Series A Preferred may voluntarily convert their Series A Preferred to common stock.  The conversion price will be the lower of (i) $0.75, or (ii) an amount equal to the average of the closing bid prices of the Common Stock for the 20 consecutive trading days preceding a notice of conversion.  If all of the Series A Preferred is converted at $.75, then the Corporation will issue 833,333 shares of common stock upon conversion.  The warrants are convertible into 208,331 shares of Common Stock at a price of $0.75 per share (subject to certain adjustments), and expire on the tenth anniversary of their issuance.

On May 24, 2002, Quality Products, Inc. entered into an agreement with our landlord to finance certain machinery located in our facility.  The interest-free $180,000 note requires fixed monthly payments of $5,000.00 for 36 months.  The first payment was paid July 1, 2002 and the final payment is due June 1, 2005.  The equipment being financed secures the note. The note is recorded at its discounted present value of $163,118 utilizing an imputed interest rate of 4.75%.

On April 12, 2001, QPI Multipress and Quality Products, Inc entered into an agreement with a local bank for a revolving line of credit, expiring October 5, 2002.  The terms of the agreement permit maximum borrowings of $1,000,000 subject to limits based on certain percentages of accounts receivable and inventory.  Additionally, the agreement is subject to certain financial ratios, two of which are currently in default, based on our quarterly financial reports.  However, the bank has granted a waiver of default.  The interest rate under this loan is equal to the bank’s prime rate.  The bank has a first security interest in all of the assets of QPI Multipress.  At September 30, 2002 there was $235,000 outstanding under this loan.

The revolving line of credit at Columbus Jack expires October 5, 2002.  The terms under the line permit maximum borrowings of $700,000 subject to limits based on certain percentages of accounts receivable and inventory. Additionally, the agreement is subject to certain financial ratios, two of which are currently in default, based on our quarterly financial reports.  However, the bank has granted a waiver of default.  The interest rate under this loan is equal to the bank’s prime rate plus 1%. The bank has a first security interest in all of the assets of Columbus Jack Corporation.  At September 30, 2002 there was a balance of $335,000 outstanding under this loan.

On October 10, 2002 we entered into a revolving line of credit expiring on February 5, 2004 with the same local bank.  This line replaces the two lines that expired October 5, 2002, by combining the balances of those lines into this new one. The terms under the new line permit maximum borrowings of $1,700,000 subject to limits based on certain percentages of accounts receivable and inventory. Additionally, the agreement is subject to certain financial ratios, two of which are currently in default, based on our quarterly financial reports.  The interest rate under this loan is equal to the bank’s prime rate plus 0.5%. The bank has a first security interest in all of the assets of the Company and its’ subsidiaries.  Each of the subsidiaries has guaranteed this loan.

In June 1998, Columbus Jack entered into a $700,000 term note with a local bank. The agreement calls for monthly principal payments of $12,500 plus variable interest at the bank’s prime rate plus 1.75%. The bank has a first security interest in all of Columbus Jack’s assets.  At September 30, 2002 there was a balance of

$95,293 outstanding under this loan.  The note was paid in full in October 2002.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate. At September 30, 2002 there was a balance of $143,935 outstanding under this loan. In the event of default, the loan is payable upon demand.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note is recorded at its discounted present value of $839,918 utilizing an imputed interest rate of 7.0%.  In October 2002, we refinanced this note.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We will recognize a reduction of goodwill by approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing. We are restricted from paying any interest or principal on this note while we are in violation of bank covenants. Therefore, interest will accrue at the increased rate of 12% annually until all arrearages are paid.

On November 25, 1997, the Company completed a $1,530,000 financing with Eastlake Securities, Inc. (“Eastlake”), a New York investment-banking firm.  The financing consisted of 30 units, each unit consisting of a $50,000 beneficial interest in $1,500,000 principal amount 6% secured note, a Series A Warrant to purchase 10,000 common shares at $1.00 per share and a Series B Warrant to purchase 15,000 common shares at $2.00 per share.  The Note, originally due December 29, 2000 and subsequently extended to December 29, 2002, is issued jointly by the Company and QPI Multipress, Inc. to Eastlake as agent for the unit holders pursuant to a Credit Agreement between the Company and Eastlake.  The Series A Warrants expired on September 30, 2000, and the Series B Warrants expired September 30, 2001. On December 29, 2000 the Company and the investors agreed to extend the Note for two years at the same rate of interest (6%).  In exchange, for each $50,000 originally invested, the investors received Series D Warrants to purchase 6,500 shares of the Company’s common stock, exercisable at $1.00 per share, which expired September 30, 2001, plus Series C Warrants for 10,000 shares of common stock, exercisable at $1.50 per share expiring September 30, 2002.  The Company extended the note to conserve capital for business development.  The balance due on the Note at September 30, 2002 is $345,000.  In October 2002, this note was paid in full.

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

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.

ITEM 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 2002 and September 30, 2001, there were no disagreements with the Company’s accountants on accounting and financial disclosure practices.

During the years ended September 30, 2002 and September 30, 2001, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 2002 are listed below:

Name	Age	Position	Director Since

Bruce Weaver	42	President and Director	February 1996 (resigned all positions in October 2002)

Michael Goldberg	53	Secretary and Director	July 2002 (resigned all positions in October 2002)

Richard Drexler	55	Chairman and CEO	October 2001

Tac Kensler	35	Chief Financial Officer	—

Mr. Weaver became a consultant to the Company in November 1995, and in February 1996, he became president and a director. He resigned all positions with the Company in October 2002.

Mr. Goldberg was appointed to the board in July 2002.  He is the Chairman and CEO of Rx Medical Services Corp., a medical services company.  He resigned all positions with the Company in October 2002.

Mr. Drexler was appointed to the board in October 2001.  He is currently owner of R.A.D & Associates, a business consulting firm.  For more than the past five years Mr. Drexler has been President, CEO and Chairman of Allied Products Corporation, an industrial manufacturing company, operating under Chapter 11 bankruptcy since October 2000. He is the sole director of Allied.  He is also the CEO of ABC NACO, a public company engaged in the manufacturing of products for the rail industry, operating under Chapter 11 bankruptcy. In October 2002, he assumed the position of CEO for Quality Products.  As of October 2002, he is the Company’s sole director.  Mr. Drexler accepted no compensation in fiscal 2002, nor will he accept any during the first fiscal quarter of 2003.  He will defer his second fiscal quarter 2003 compensation of $16,250 until January 2004.  He will begin accepting his $5,416.67 monthly compensation in April 2003.  Mr. Drexler is employed at the discretion of the Board of Directors and does not have an employment contract.

Mr. Kensler was promoted to Chief Financial and Administrative Officer of the Company in May 1998. In addition he is Chief Financial Officer for both operating subsidiaries.  In October 2002, he was appointed Secretary of the Company.  From December 1994 through April 1998, he was the Controller for QPI Multipress, Inc.  Prior to joining the Company in January 1994, he was employed in the accounting department of the Worthington Steel Company, a steel-processing manufacturer.

Mr. Drexler is the sole director of ABC NACO, a public company engaged in the manufacturing of products for the rail industry, operating under Chapter 11 bankruptcy.

Significant Employees	Age	Position

Theodore P. Schwartz	64	President of QPI Multipress, Inc. (In October 2002, he was appointed President & COO of all entities of Quality Products)
Karen K. Hart	55	Treasurer of Columbus Jack Corporation (In October 2002, she was appointed assistant treasurer and assistant secretary of Quality Products)
Dan L. Drexler	29	Director of Operations of Quality Products, Inc.

Mr. Schwartz became President of QPI Multipress, Inc. on December 15, 1997 pursuant to a five-year contract. He has been involved in the hydraulic press business for the past 39 years.  Mr. Schwartz was an officer of Multipress, Inc. until 1990.  For more than the five years prior to December 1997, Mr. Schwartz was an officer and director of PH Group, Inc., a manufacturer and marketer of hydraulic presses.  In October 2002, he was appointed President and COO of Quality Products, Inc.

Ms. Hart became treasurer of Columbus Jack on April 26, 2001.  For more than five years prior to April 2001, she was an officer of Columbus Jack and began her employment there in February 1966.  In October 2002, she was appointed Assistant Treasurer and Assistant Secretary of Quality Products.

Mr. Drexler joined the Company as a consultant in June 2002 and was appointed Director of Operations in October 2002.  Mr. Drexler served as an independent business and financial consultant for a Japanese owned firm, Enprotech Corp., a subsidiary of Itouchu International, from 2000 - 2002, working in various capacities for the President of the company.  Mr. Drexler was employed at Allied Products Corporation (formerly a publicly traded NYSE company) from 1996 - 2000 as Director of Corporate Development & Planning.  His responsibilities were focused on business development opportunities for the two primary divisions of Allied.  He worked on the successful acquisition of Great Bend Manufacturing, for the Agricultural Products Group, which was acquired from Owosso Corporation (NASDAQ: OWOS). In the area of foreign relations, he was instrumental in cementing a joint venture with the German based Graebener Group; and developed a strategic relationship with a leading Korean conglomerate, Ssangyong Group, to import a product line.

ITEM 10.      EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 2000, 2001 and 2002 whose compensation in any of these years exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Other Annual Compen- sation		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	All Other Compen- sation ($)
Bruce Weaver -	2002	$84,204		—	—		—	—	—
President (2/96 – 10/02)	2001	$78,750		$11,000	—		—	—	—
	2000	$85,615		$12,700	—		—	—	—

William Harrison, Jr. -	2002	$24,148	(1)	—	—		—	—	—
Vice President of QPI	2001	$84,023	(1)	$1,500	—		—	—	—
Multipress, Inc.	2000	$85,365	(1)	$25,200	—		—	—	—
Until January 2000

Theodore Schwartz	2002	$121,211	(1)	—	$14,688	(2)	—	—	—
President of QPI	2001	$125,300	(1)	$22,300	$9,231	(2)	—	—	—
Multipress, Inc.	2000	$133,472	(1)	$25,200	—		—	—	—

(1)  Mr. Schwartz and Mr. Harrison were each provided with premium reimbursement for life insurance as part of salary.  The cost of this item is included in the above table.

(2)  Represents a monthly car allowance for nine months of fiscal 2001 and twelve months of fiscal 2002.

Theodore P. Schwartz has an employment contract with Multipress to serve as its President for the period December 15, 1997 through December 31, 2002.  Mr. Schwartz receives a base salary of $120,000, subject to cost of living increases, plus benefits and an annual bonus based upon Multipress’ gross margins to the extent they exceed $2,000,000 in any fiscal year.  However, like other managers, he has reduced his salary 10%.  The board is currently negotiating with Mr. Schwartz regarding his compensation.

There were no stock options granted to any executive officer during the fiscal year ended September 30, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company for fiscal year 2002, the Company is not aware of any director, officer, or beneficial owner of more than 10% of its outstanding common stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of September 30, 2002 regarding the ownership of each class of the Company's equity securities beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group, and beneficial owners of more than 5% of any class of securities.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Dan Drexler	634,998	(1)	18.9%
Preferred	875 N Michigan Ave Suite 3350 Chicago, IL 60611	500		8.0%

Common	Dale B. Newburg	662,133	(2)	19.7%
Preferred	550 N. Island Golden Beach, FL 33160	1,000		16.0%

Preferred	Jason Drexler	500		8.0%
	875 N Michigan Ave Suite 3350 Chicago, IL 60611

Preferred	Clare Drexler	1,630	(3)	26.1%
	711 N McKinley Rd Lake Forest, IL 60045

Common	Bruce Weaver .	170,783		5.1%
	c/o Quality Products, Inc 2222 S Third St Columbus, OH 43207

Common	Murray Koppelman	201,541		6.0%
	230 Park Ave, 7th Floor New York, NY 10169

(1)          For Mr. Dan Drexler, this represents 85,000 shares owned individually, 533,332 shares owned as a joint tenant with Richard Drexler, and warrants to purchase 16,666 shares within 60 days.

(2)          For Ms. Dale Newberg, this includes warrants to purchase 33,333 shares within 60 days.

(3)          For Ms. Clare Drexler, this represents 1,630 shares owned as a joint tenant with Richard Drexler.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Richard Drexler	669,372	(1)	19.9%
Preferred	711 N McKinley Rd Lake Forest, IL 60045	4,080	(2)	65.3%

(1)          For Mr. Richard Drexler, this represents 533,332 shares owned as a joint tenant with Dan Drexler and warrants to purchase 136,040 shares within 60 days.

(2)          For Mr. Richard Drexler, this represents 1,450 shares owned in an IRA, 1,630 shares owned as a joint tenant with Ms. Clare Drexler, and 1,000 shares controlled through the Alyce A. Lazar Living Trust.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2002, Mr. Richard Drexler, Chairman and CEO of the Company, purchased 4,080 shares of the Company’s preferred stock as part of a private placement in which the Company raised $625,000, which was used to reduce debt.  Several members of Mr. Drexler’s family participated in the private placement.  In total the Drexler family acquired 5,250 of the 6,250 shares issued in the sale.  Mr. Drexler accepted no compensation in fiscal 2002, nor will he accept any during the first fiscal quarter of 2003.  He will defer his second fiscal quarter 2003 compensation of $16,250 until January 2004.  He will begin accepting his $5,416.67 monthly compensation in April 2003.  Mr. Drexler is employed at the discretion of the Board of Directors and does not have an employment contract.

In April 2001, as part of the Columbus Jack purchase agreement, we issued a note-payable to Mr. Dennis Mellman and Mr. P. Kim Packard, the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack.  In October 2002, we refinanced $1,000,000 of this note.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We will recognize a reduction of goodwill by approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing.  Additionally, Mr. Mellman had a one-year consulting agreement with the Company for $120,000, which has terminated.

The Company had notes-payable to two former members of the board of directors, as well as several family members of one of the directors, as a component of the Eastlake financing agreement.  At September 30, 2002 we owed $345,000 to these related parties.  The notes were fully paid in October 2002.

Statements in this Form 10-KSB that are not historical facts, including statements about the Company’s prospects, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic changes, litigation, management estimates and financing arrangements.  These risks and uncertainties could cause actual results to differ materially from the statements made.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	-	Stock purchase agreement between Quality Products, Inc. and Dennis Mellman incorporated by reference from 8-K filed May 11, 2001.

2.2	-	Stock purchase agreement between Dennis Mellman and P. Kim Packard incorporated by reference from 8-K filed May 11, 2001.

2.3	-	Stock pledge agreement between Quality Products, Inc. and Dennis Mellman incorporated by reference from 8-K filed May 11, 2001.

2.4	-	Assumption and release agreement between Quality Products, Inc., Columbus Jack Corporation, Dennis Mellman, and P. Kim Packard incorporated by reference from 8-K filed May 11, 2001.

2.5	-	Commercial guaranty between Quality Products, Inc. and Firstar Bank incorporated by reference from 8-K filed May 11, 2001.

3.1	-	Restated Certificate of Incorporation of the Company incorporated by reference from 10-KSB for the period ending September 30, 1997.

3.2	-	Amended and Restated By-Laws of the Company incorporated by reference from 10-KSB for the period ending September 30, 1997.

3.3	-	Amended Article four of the Certificate of Incorporation of the Company.

4.1	-	Asset Purchase Agreement

4.4	-	Promissory Note dated November 25, 1997 issued to Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

4.6	-	Form of Series B Warrant incorporated by reference from 10-KSB for the period ending September 30, 1997.

4.7	-	Certificate of Designations dated October 8, 2002.

4.8	-	Dennis Mellman note payable dated October 2002.

4.9	-	Revolving Loan Agreement dated October 2002.

10.1	-	Consulting and non-competition agreement between Quality Products, Inc and Dennis Mellman incorporated by reference from 8-K filed May 11, 2001.

10.2	-	Production contract between Columbus Jack Corporation and U.S Navy dated October 15, 2001.

10.3	-	Employment Agreement between the Company and Bruce Weaver incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.4	-	Production contract between Columbus Jack Corporation and U.S Navy dated September 2002.

10.5	-	Employment Agreement between Multipress and Theodore P. Schwartz effective December 15, 1997 incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.6	-	1997 Stock Option Plan incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.7	-	Credit Agreement dated November 25, 1997 among the Company, Multipress, and Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.8	-	Security Agreement dated November 25, 1997 among the Company, Multipress, and Eastlake Securities, Inc. incorporated by reference from 10-KSB for the period ending September 30, 1997.

10.9	-	Richard Drexler November 2002 compensation arrangement for fiscal 03.

10.10	-	Building Lease Agreement effective August 1, 2002.

21	-	Subsidiaries of Quality Products, Inc.

99.1	-	Section 906 Certification

(b) Reports on Form 8-K

On July 11, 2002 the Company filed a report announcing the resignation of two directors and announcing a voting group holding more than 50% of the common stock had entered into a shareholder agreement to call a special meeting of the Board of Directors to (a) increase the authorized number of directors to eight from the present four directors and (b) elect Dan L. Drexler, Richard A. Drexler, Dale Newberg, and James S. Perlow (or any of their designees) to the Board. Richard A. Drexler has been a member of the Board. Dan L. Drexler is Richard Drexler's son. Dale Newberg controls 19.9% of the Corporation's outstanding common stock and is the wife of Richard L. Newberg who is employed by J. Alexander Securities, Inc.

On July 26, 2002 the Company filed a report announcing Richard A. Drexler was appointed Chairman of the Board of Quality Products, Inc.  Mr. Drexler has served as a director of Quality Products since October 2001.

SIGNATURES

No proxy statement or annual report has been sent to security holders.  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.

By:	/s/ Richard A. Drexler	Date: December 27, 2002
Richard A. Drexler
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Richard A. Drexler	Date: December 27, 2002
Richard A. Drexler
Director and Principal Executive Officer

/s/ Tac D. Kensler	Date: December 27, 2002
Tac D. Kensler
Chief Financial Officer and Principal Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Richard A. Drexler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Quality Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

/s/ Richard A. Drexler
Richard A. Drexler
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Tac D. Kensler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Quality Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer

QUALITY PRODUCTS, INC.

Consolidated Financial Statements
As of September 30, 2002 and
For the Years Ended
September 30, 2002 and 2001
and Independent Auditors’ Report

QUALITY PRODUCTS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the “Company”) as of September 30, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2002 and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 to the consolidated financial statements, the Company is currently facing significant financial issues which raise substantial doubt that the Company has the ability to continue as a going concern.  These issues are summarized in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Farber & Hass LLP
November 22, 2002
Oxnard, California

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$68,519
Trade accounts receivable, less allowance for doubtful accounts of $46,876	802,220
Inventories, less reserves of $307,050	1,530,553
Prepaid expenses and other current assets	254,305
Total current assets	2,655,597

PROPERTY AND EQUIPMENT	1,082,142
Less accumulated depreciation	(643,406)
Property and equipment, net	438,736

GOODWILL, Less accumulated amortization of $18,164	1,821,535

OTHER ASSETS	9,459

TOTAL ASSETS	$4,925,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank lines of credit	$570,000
Current portion of notes payable	624,616
Accounts payable	887,164
Accrued expenses	390,262
Customer deposits	34,087
Total current liabilities	2,506,129

NOTES PAYABLE, Non-current	987,736

Total Liabilities	3,493,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, voting, par value $.00001; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,153,497 shares issued and outstanding	32
Additional paid-in capital	25,483,088
Accumulated deficit	(24,051,658)
Total stockholders’ equity	1,431,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,925,327

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001

NET SALES	$7,672,869	$9,143,961

COST OF GOODS SOLD	5,984,803	6,104,260

GROSS PROFIT	1,688,066	3,039,701

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,127,435	2,064,565

(LOSS) INCOME FROM OPERATIONS	(439,369)	975,136

OTHER INCOME (EXPENSE):
Interest expense	(179,332)	(133,451)
Interest income	1,635	41,850
Loss on asset disposition	(115,395)
Acquisition option fee	(75,000)
Miscellaneous other income	1,352	29,453
Other expense, net	(366,740)	(62,148)

(LOSS) INCOME BEFORE INCOME TAXES	(806,109)	912,988

(BENEFIT) PROVISION FOR INCOME TAXES	(29,233)	28,866

NET (LOSS) INCOME	$(776,876)	$884,122

(LOSS) EARNINGS PER SHARE:
Basic	$(.25)	$.32
Diluted	$(.25)	$.32

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

					ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCES, OCTOBER 1, 2000	0	$0	2,551,333	$25	$25,027,312	$(24,158,904)	$868,433

WARRANT CONVERSION			533,332	5	399,995		400,000

REVERSE STOCK SPLITS 4-TO-1			6,967
NET INCOME						884,122	884,122

BALANCES, SEPTEMBER 30, 2001	0	0	3,091,632	30	25,427,307	(23,274,782)	2,152,555

NOTE SUBORDINATION AGREEMENT			59,500	1	55,781		55,782

REVERSE STOCK SPLITS 4-TO-1			2,365	1			1
NET INCOME						(776,876)	(776,876)

BALANCES, SEPTEMBER 30, 2002	0	$0	3,153,497	$32	$25,483,088	$(24,051,658)	$1,431,462

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(776,876)	$884,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190,829	146,903
Amortization		19,174
Inventory reserve	188,627
Loss on sale of assets	115,395
Common stock issued on note subordination	55,782
Changes in operating assets and liabilities:
Accounts receivable	487,408	(193,641)
Inventories	65,746	311,783
Other assets	(91,008)	(1,239)
Accounts payable	47,751	(224,850)
Accrued Expenses	(106,132)	(313,211)
Customer deposits	(141,729)	175,816
Net cash provided by operating activities	35,793	804,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(124,379)	(50,345)
Cash acquired in purchase of Columbus Jack		17,860
Net cash used in investing activities	(124,379)	(32,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(393,464)	(23,302)
Bank Line of Credit	86,000	(286,000)
Cash paid to acquire CJC common stock		(570,000)
Payments on related party long-term debt		(405,000)
Net cash used in financing activities	(307,464)	(1,284,302)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(396,050)	(511,930)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	464,569	976,499

CASH AND EQUIVALENTS, END OF YEAR	$68,519	$464,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$105,105	$134,661
Cash paid for taxes	$25,060	$37,225

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

In November 2001, the Company issued 59,500 shares of common stock to a secured note holder as compensation for the note holder’s agreement to subordinate the security debt to the Company’s bank line of credit and term note payable.

In May 2002, the Company purchased $167,281 of equipment from the Company’s landlord in exchange for a note payable of the same amount.

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description - Quality Products, Inc. (the “Company”) is a holding company.  The Company’s operating subsidiaries are QPI Multipress Inc. (“Multipress”), a manufacturer of industrial hydraulic presses and Columbus Jack Corporation (“CJC”), a manufacturer of ground support equipment for aircraft.  The Company also owns a non-operating subsidiary, American Liberty Mining Corporation, which holds certain zinc mining claims that the Company has valued at zero since 1995.

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

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.  At September 30, 2002, the Company had substantially all cash and cash equivalents on deposit with one financial institution.

At September 30, 2002, one customer (a U.S. government agency) accounted for 32% of trade accounts receivable.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers. The Company normally requires deposits to support large customer orders.  The Company’s CJC subsidiary does not require deposits on orders from the United States government agencies.

Operating Segment Information - The Company predominantly operates in two industry segments, industrial hydraulic presses and aircraft ground support equipment.  Substantially all of the Company’s assets and employees are located in Columbus, Ohio.  Effective for fiscal years beginning after December 15, 1997, SFAS No. 131 required that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, the geographic areas in which they operate and their major customers.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. However, this statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical.  Note 5 provides segment information by operating subsidiary.

Accounting for Stock Based Compensation - Stock option grants are set at the closing price of the Company’s common stock on the day prior to the date of grant.  Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models to provide supplemental information regarding options granted after 1994.  No options were granted or vested during the two years ended September 30, 2002.

Inventories - Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such circumstances, those assets are written down to estimated fair value.  Long-lived assets consist primarily of goodwill and fixed assets.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.

Fair Value of Financial Instruments - Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value.

Warranty Reserve - The Company continues to offer one to three year coverage for major product groups and maintains a reserve against sales and anticipated future sales.

Revenue Recognition - Revenues from product sales are recognized upon shipment.  Service revenue is recognized when the service is performed.  Cash received in advance of shipment is deferred as a liability in the accompanying financial statements.

Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses.  Advertising expense amounted to $49,925 and $52,903 in 2002 and 2001, respectively.

Letters Of Credit - Letters of credit, purchased guarantees that ensure the Company’s performance, or payment to third parties in accordance with certain specified terms and conditions, amount to $86,000 at September 30, 2002.

Impact Of New Accounting Standards - Statement of Financial Standards (“SFAS”) Nos. 141 “Business Combinations” is effective for business combinations after June 30, 2001. It requires that the “purchase method” of accounting be used to account for all business combinations and specifies criteria for an acquired intangible asset to be recognized separately from goodwill.  SFAS No. 142 is effective for financial statements beginning after December 15, 2000.  It requires that goodwill no longer be amortized, but tested for impairment on an annual basis.  The Company adopted the provisions of SFAS Nos. 141 and 142 for the fiscal year ended September 30, 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations.  Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.  We do not expect any effect on our financial position or results of operations from the adoption of this statement.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  SFAS 144 superseded SFAS 121 and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.  The Company will adopt SFAS 144 effective October 1, 2002.  It will not have a material impact on its consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3.  The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

2.                                                 ACQUISITION

In April 2001, the Company purchased all of the outstanding common stock of Columbus Jack Corporation (“CJC”), a manufacturer of ground support equipment for aircraft, for a total purchase price of approximately $1,840,700.  CJC assets include inventories of $1,362,440, as well as net fixed assets of $376,879.  CJC liabilities consisted primarily of accrued payroll liabilities, notes payable and warranty reserve.  The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities are recorded at their estimated fair values with revenues and expenses from the date of acquisition, included in the consolidated statement of income.  The excess of cost over the fair value of assets acquired ($1,840,709) is being amortized over a period of forty years through September 30, 2001.  Amortization expense for the year ended September 30, 2001 was $19,174, and is included in general and administrative expenses.

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

	Year Ended September 30,
	2001	2000

Revenues	$12,987,411	$13,094,378
Income from operations	$961,537	$1,311,687
Net Income	$869,438	$876,487

3.                                                 INVENTORIES

Inventories at September 30, 2002 consist of:

Raw materials	$1,530,917
Work-in-process	306,686
Total	1,837,603
Less reserve	(307,050)

Inventories, net	$1,530,553

4.                                                 PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consist of:

Machinery and equipment	$675,824
Furniture and fixtures	232,597
Computer equipment and software	131,598
Vehicles	8,890
Leasehold improvements	33,233
Total property and equipment	1,082,142
Less accumulated depreciation	(643,406)

Property and equipment, net	$438,736

The estimated useful lives used to depreciate property and equipment are as follows:

Leasehold improvements	5 – 31 years
Machinery and equipment	5 – 10 years
Furniture and fixtures	5 – 10 years
Computer equipment and Software	3 – 5 years
Vehicle	4 – 5 years

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

	Multipress	CJC	Corporate	Consolidated

Total Revenue
2001	$6,331,307	$2,831,174	$384,908	$9,143,961
2002	$3,388,108	$4,284,761	$0	$7,672,869

Operating Profits (Losses)
2001	$597,664	$363,873	$175,750	$975,136
2002	$(78,242)	$(26,385)	$(328,736)	$(439,369)

Identifiable Assets
2001	$1,818,607	$2,544,260	$1,623,846	$5,986,713
2002	$2,002,796	$1,252,023	$1,670,508	$4,925,327

Depreciation and Amortization Expense
2001	$59,985	$86,918	$19,174	$166,077
2002	$65,890	$116,283	$0	$182,173

6.                                                 LEASES

At September 30, 2002, the Company was obligated under several noncancellable operating leases, primarily for facilities and equipment, that expire over the next four years.  These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for all operating leases was $451,493 in 2002 and $168,433 in 2001.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2002, are:

Year ending September 30:

2003	$185,561
2004	176,215
2005	172,092
2006	165,893
2007	133,333

Total	$833,094

7.                                                 LINE OF CREDIT

In April 2001, the Company entered into a $1,000,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank’s Prime Rate from time to time in effect (4.75% at September 30, 2002).  The line matures in October 2002 and is secured by essentially all assets of the Company’s MultiPress subsidiary.  At September 30, 2002, the Company had $235,000 outstanding under the line.

In April 2001, the Company’s CJC subsidiary entered into a $700,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank’s Prime Rate plus 1% floating from time to time in effect (5.75% at September 30, 2002).  The line matures in October 2002 and is guaranteed by Quality Products, Inc. and a limited guarantee by the Multipress subsidiary and secured by essentially all assets of the CJC subsidiary.  At September 30, 2002, the Company had borrowings outstanding under the line of $335,000.

8.                                                 NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000.  $345,000 remains outstanding at September 30, 2002, all of which is held by related parties.  Each unit represents:  a) a $50,000 interest in a 6%, $1,500,000 note due December 29, 2000 and extended until December 29, 2002; b) a warrant (Series A) to purchase 10,000 shares of the Company’s common stock at $1 per share during the period November 1, 1997 through September 30, 2000; and c) a warrant (Series B) to purchase 15,000 shares of the

Company’s common stock at $2 per share during the period October 1, 1999 through September 30, 2001.  In November 2000, the Company replaced the expired Series A warrants with Series C warrants for each unit holder who agreed to extend the remaining unpaid note balance.  Total interest expense in connection with the note was $25,739 and $30,588 for 2002 and 2001, respectively.

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

In May 2002, the Company purchased operating equipment from their landlord.  The $180,000 interest-free note requires monthly payments of $5,000.  The note is secured by the acquired equipment. The Company recorded the note at a discounted present value of $167,281, utilizing an imputed interest rate of 4.75%.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  The Company is required to make monthly interest-only payments at the prime rate quoted by National City Bank (4.75% at September 30, 2002).  The loan is payable upon demand.

Maturities of notes payable for the years succeeding September 30, 2002 are:

2003	$624,616
2004	231,326
2005	256,629
2006	252,722
Thereafter	247,059

Total	$1,612,352

9.                                                 INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2002 and 2001 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance increased or (decreased) approximately $264,000 and $(847,000) in the years ended September 30, 2002 and 2001, respectively, representing primarily net taxable loss in 2002 and net taxable income in 2001.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At September 30, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $27,465,000 which is available to offset future taxable income, if any, through 2014.

The tax benefit in 2002 is primarily due to accelerated depreciation available to the Company in 2002.  The 2001 tax provision is composed of state and city income taxes.

10.                                         REVERSE STOCK SPLIT

During fiscal 1991 through 1994, the Company declared three separate reverse stock splits ranging from 5-to-1 through 4-to-1.  The reverse stock splits shown in the consolidated statements of stockholders equity relate to conversions of predecessor entity stock.`

11.                                         STOCK OPTIONS

NON-QUALIFIED STOCK OPTION PLAN

In March 1993, the shareholders approved a non-qualified stock option plan under which options were granted to employees at not less than the fair market value on the date of grant.  Options granted under the plan are generally exercisable at any time within three years of the date of grant.  Options are granted at the discretion of the Board of Directors.        No options were granted, cancelled or exercised under this plan in 2001 and 2002.

INCENTIVE STOCK OPTION PLAN

In May 1998, the Board of Directors approved an incentive stock option plan under which options were granted to employees at not less than the fair market value on the date of grant.  Options            granted under the plan are generally exercisable two to three years after the date of grant.  Options are granted at the discretion of the Board of Directors.  No options were outstanding under this plan at September 30, 2002.

12.                                         BASIC INCOME PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, that established standards for the computation, presentation and disclosure of earnings per share (“EPS”), replacing the presentation of Primary EPS with a presentation of Basic EPS.  It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.  Basic EPS is based on the weighted average number of common shares outstanding during each period.

Basic and diluted EPS is as follows:

	Year Ended September 30
	2002	2001
BASIC:

Net (Loss) Income Available To Common Shareholders	$(776,876)	$884,122
Weighted Average Shares Outstanding	3,138,031	2,733,682
Basic (Loss) Earnings Per Share (FAS 128)	$(0.25)	$.32

DILUTED:

Net (Loss) Income Available to Common Shareholders	$(776,876)	$884,122
Weighted Average Shares Outstanding	3,138,031	2,733,682
Net Effect of Dilutive Stock Options and Warrants Based on the Treasury Stock Method Using Average Market Price	0	0
Total Shares	3,138,031	2,733,682
Diluted (Loss) Earnings Per Share (FAS 128)	$(0.25)	$0.32
Average Market Price of Common Stock	$0.80	$1.07
Ending Market Price of Common Stock	$0.55	$1.05

13.                                         EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(K) Plan for the benefit of all full-time employees, except for those covered by the collective bargaining agreement.  Employees may make voluntary contributions to the Plan.  The Company may elect to make employer-matching contributions.  Plan expenses incurred by the Company totalled approximately $3,027 and $19,500 during 2002 and 2001, respectively.

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

During 1999, the CJC subsidiary adopted the Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132).  SFAS 132 standardizes disclosure requirements without changing the recognition or measurement of pension or postretirement benefit plans.  Net periodic benefit cost included the following components:

Defined Benefit Pension Plans	2002	2001

Service cost	$16,365	$11,600
Interest cost	26,467	20,740
Actual return on Plan assets	10,302	3,857
Amortization of unrecognized net transition asset	(9,559)	(7,169)
Amortization of prior service costs	0	0
Amortization of initial net asset	0	0
Amortization of unrecognized loss	16,497	9,420
Net asset (gain) deferred for later recognition	(28,799)	(20,240)

Net periodic benefit cost	$31,273	$18,208

The following table sets forth the combined status of the Plans as recognized in the balance sheet at December 31:

	2002	2001

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year	$340,818	$385,563
Service cost	16,365	11,600
Interest cost	26,467	20,740
Amendments	0	0
Actuarial loss	52,618	1,357
Benefits paid	(28,437)	(78,442)

Benefit obligation, end of year	$407,831	$340,818

CHANGE IN PLAN ASSETS:
Fair value of Plan assets, beginning of year	$194,107	$260,066
Actual return on Plan assets	(10,302)	(3,857)
Company contributions	26,156	16,340
Benefits paid	(28,437)	(78,442)

Fair value of Plan assets, end of year	$181,524	$194,107

FUNDED STATUS OF THE PLAN:
Pension benefit obligation:
Accumulated benefit obligation:
Vested	$(341,562)	$(289,631)
Non-vested	(5,470)	(4,206)
Total accumulated benefit obligation	(347,032)	(293,837)
Additional benefits based on estimated future salary levels	(60,799)	(46,981)
Projected benefit obligation	(407,831)	(340,818)
Fair value of Plan assets	181,524	194,107
Funded status	(226,307)	(146,711)
Fourth quarter contribution	0	0
Unrecognized net transition asset	(47,797)	(57,356)
Unrecognized prior service cost	0	0
Unrecognized net loss	314,769	249,849

Prepaid pension cost	$40,665	$45,782

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	7.0%	7.0%
Expected return on Plan assets	6.0%	6.0%
Rate of compensation increase	6.0%	6.0%
Inflation	4.0%	4.0%

14.                                         COMMITMENTS AND CONTINGENCIES

In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company’s presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer’s facility.  Although the Company’s subsidiary carries full product liability insurance, the Company’s former management did not notify the insurance carrier within the prescribed time period.  Accordingly, this claim is not covered by insurance.  Based upon consultation with the Company’s counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.

In 1994, the Company’s CJC subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  CJC is a member of the Granville Solvents Group (“the Group”) that was formed to address contamination at the Site and to share the cleanup costs among the Group members.

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be $10.026 million for the Group. At September 30, 2002, the Company was delinquent in remitting assessments of approximately $48,000 to the Group.  The Group has estimated the Company’s future liability to be $83,000, which has been provided for in the accompanying financial statements.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  The Company’s agreement to purchase the common stock of Columbus Jack limits the Company’s liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.

15.                                         GOING CONCERN

Management has evaluated the Company’s current financial situation and its available resources and has implemented a plan to reduce expenses and conserve cash flows.  Based upon estimates of projected cash flows for the year ending September 30, 2003, management believes that the Company’s ability to continue in existence is dependent upon receiving additional financing, general revenues from Multipress and Columbus Jack, negotiating settlements with secured and unsecured creditors or additional equity capital, as to any of which there can be no assurance.

16.                                         SUBSEQUENT EVENTS (UNAUDITED)

On October 10, 2002, the Company entered into a revolving line of credit expiring on February 5, 2004 with a local bank.  This line replaces the two lines that expired October 5, 2002, by combining the balances of those lines into this new one.  The terms under the new line permit maximum borrowings of $1,700,000, subject to limits based on certain percentages of accounts receivable and inventory. Additionally, the agreement is subject to certain financial ratios, two of which are currently in default, based on the Company’s quarterly financial reports.  The interest rate under this loan is equal to the bank’s prime rate plus 0.5%.  The bank has a first security interest in all of the assets of the Company and its’ subsidiaries.  Each of the Company’s subsidiaries have guaranteed this loan.

On October 15, 2002, the Company completed a private placement with a group of investors including the Company’s Chairman, Richard Drexler, (the “Private Placement”), whereby the Company sold: (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value (the “Series A Preferred”); and (ii) warrants to purchase an aggregate of 208,331 shares of the Company’s Common Stock at an exercise price of $0.75 per share for an aggregate purchase price of $625,000.  The investor group consists of The Dale Newberg Pension Trust, Richard and Clare Drexler, Dan L. Drexler, Jason Drexler and The Alyce A. Lazar Living Trust.

The Company used the Private Placement proceeds to reduce existing debt.  Specifically, the Company paid off the $345,000 principal outstanding under the Company’s note to Eastlake Securities, Inc., due in December 2002.  Additionally, the Company refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in October 2005.  The Company will recognize a reduction of goodwill of approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing.

In connection with the Private Placement, the Company filed a Certificate of Designations, Preferences, and Rights of the Series A Preferred with the Secretary of State of Delaware (the “Certificate of Designations”).  The Series A Preferred has a stated value of $100 per share, with a dividend rate of 10.0% per annum, declared quarterly.  If the Board does not declare and pay the dividend on the Series A Preferred, then the dividends accrue at the rate of 12%.  The Series A Preferred is nonvoting.  After three years, at their option, the holders of the Series A Preferred may voluntarily convert their Series A Preferred to common stock.  The conversion price will be the lower of (i) $0.75, or (ii) an amount equal to the average of the closing bid prices of the common stock for the 20 consecutive trading days preceding a notice of conversion.  If all of the Series A Preferred is converted at $0.75, then the Company will issue 833,333 shares of common stock upon conversion.

The warrants are convertible into 208,331 shares of common stock at a price of $0.75 per share (subject to certain adjustments), and expire on the tenth anniversary of their issuance.

