Form 10QSB
period 2002-12-31
QUALITY PRODUCTS INC
filed 2003-02-13
CIK 843462

United States

Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For quarterly period ended December 31, 2002

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2222 S Third St., Columbus, OH 43207-2402
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 6, 2003, the Company had 3,153,497 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2002

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$155,079
Trade accounts receivable, less allowance for doubtful accounts of $53,268	992,135
Inventories, less reserves of $322,089	1,568,768
Prepaid expenses and other current assets	194,398
Total current assets	2,910,380

PROPERTY AND EQUIPMENT	1,131,454
Less accumulated depreciation	(682,130)
Property and equipment, net	449,324

GOODWILL, Less accumulated amortization of $19,174	1,821,535

OTHER ASSETS	9,459

TOTAL ASSETS	$5,190,698

See notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank lines of credit	$800,776
Current portion of notes payable	221,055
Accounts payable	995,255
Accrued expenses	440,018
Customer deposits	31,951
Total current liabilities	2,489,055

NOTES PAYABLE, Non-current	447,595

Total Liabilities	2,936,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, non-voting, par value $.00001; 10,000,000 shares authorized; 6,250 shares issued and outstanding; $15,625 dividends in arrears	0
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,153,497 shares issued and outstanding; 3,988,091 shares reserved	32
Additional paid-in capital	26,092,462
Accumulated deficit	(23,838,446)
Total stockholders’ equity	2,254,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,190,698

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,
	2002	2001

NET SALES	$1,708,231	$1,879,375

COST OF GOODS SOLD	1,235,313	1,437,055

GROSS PROFIT	472,918	442,320

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	539,333	506,198

(LOSS) FROM OPERATIONS	(66,415)	(63,878)

OTHER INCOME (EXPENSE):
Interest expense	(40,323)	(93,818)
Interest income	109	695
Miscellaneous other income	28,358	177
Other expense, net	(11,856)	(92,946)

(LOSS) BEFORE INCOME TAXES	(78,271)	(156,824)

PROVISION FOR INCOME TAXES	2,443	1,273

(LOSS) BEFORE EXTRAORDINARY ITEM	(80,714)	(158,097)

EXTRAORDINARY ITEM—GAIN FROM EXTINGUISHMENT OF DEBT, NET OF INCOME TAX EFFECT OF $0—NOTE 10	293,926

NET INCOME (LOSS)	$213,212	$(158,097)

INCOME (LOSS) PER SHARE:
Basic before extraordinary item	$(.03)	$(.05)
Extraordinary item, net of tax	.09
Basic	$.06	$(.05)

Diluted before extraordinary item	$(.03)	$(.05)
Extraordinary item, net of tax	.09
Diluted	$.06	$(.05)

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the three months ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$213,212	$(158,097)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,724	59,808
Amortization of note discounts	7,766	14,451
Inventory reserve	15,039
Reserve for Doubtful Accounts	6,392
(Gain) on sale of assets		(4,553)
(Gain) on extraordinary item	(293,926)
Common stock issued on note subordination		55,781
Changes in operating assets and liabilities:

Accounts receivable

(196,306

)

761,282

Inventories

(53,246

)

153,726

Other assets	56,040	(15,907)
Accounts payable	123,234	(488,328)
Accrued Expenses	22,845	(49,215)
Customer deposits	(2,136)	(33,069)
Net cash provided by operating activities	(62,362)	295,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery & equipment	(49,311)	(17,111)
Sale of machinery & equipment		5,000
Net cash used in investing activities	(49,311)	(12,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(95,293)	(81,051)
Preferred stock issued	625,000

Bank Line of Credit

230,776

Payments - related party debt	(562,250)	(50,000)
Net cash provided by financing activities	198,233	(131,051)

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,560	152,717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,519	464,569

CASH AND EQUIVALENTS, END OF PERIOD	$155,079	$617,286

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

Three Months Ended December 31,

	2002	2001

Cash paid for interest

18,109

23,586

Cash paid for taxes	0	5,834

Supplemental disclosure of non-cash financing activities:

During the quarter ended December 31, 2001 we issued 59,500 shares of common stock in exchange for Eastlake Securities agreement for debt subordination to financing provided to the Company by a local bank in fiscal 2001.

On October 15, 2002 in association with a preferred stock offering, we issued warrants to the preferred stockholders for the right to purchase 208,331 shares of common stock at an exercise price of $0.75 per share.  The warrants are exercisable any time through October 15, 2007.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B.  Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles.  Reference should be made to the Quality Products, Inc. (the “Company”) Form 10-KSB for the year ended September 30, 2002, for additional disclosures including a summary of the Company’s accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

2.                                       Inventories

Inventories at December 31, 2002 consist of:

Raw materials and supplies	$1,503,845
Work-in-process	383,174
Finished goods	3,838
Total	1,890,857

Less reserve

(322,089

)

Inventories, net

$

1,568,768

3.                                       Earnings Per Share

	3 Months Ended December 31,
	2002	2001

Basic:

Weighted Average Shares Outstanding

3,153,497

3,111,465

Net (Loss) Before Extraordinary Item

$

(80,714

)

$

(158,097

)

Extraordinary Item	$293,926

Net Income (Loss)	$213,212	$(158,097)

Less: Preferred Dividends	$(15,625)

Net Income (Loss) to common stockholders	$197,587	$(158,097)

Basic before extraordinary item	$(.03)	$(0.05)
Extraordinary item, net of tax	.09
Basic Income (Loss) Per Share	$0.06	$(0.05)

The calculation of Diluted Earnings per Share would result in an anti-dilutive amount under FAS 128. Therefore the calculation is not presented.

Average Market Price of Common Stock	$0.40	$0.93

Ending Market Price of Common Stock	$0.35	$0.83

The following options and warrants were excluded from the calculation of diluted earnings per share at December 31, 2002 because they are considered anti-dilutive under FAS 128:

1.                                       Warrants to purchase 208,331 shares of common stock beginning October 15, 2002 and expiring October 15, 2007 @ $0.75 per share, issued pursuant to the Company’s October 2002 preferred stock offering.

2.                                       Options to purchase a minimum of 833,333 shares of common stock beginning October 15, 2005 and continuing indefinitely @ not greater than $0.75 per share, issued pursuant to the Company’s October 2002 preferred stock offering.

4.                                       Line of Credit

In October 2002, the Company entered into a $1,700,000 revolving line of credit agreement with a regional bank, payable at a variable interest rate at the Bank’s Prime Rate plus ½% (4.75% at December 31, 2002). The line matures in February 2004 and is secured by essentially all assets of the Company. At December 31, 2002 the Company had $800,776 outstanding under the line.  Due to the operating losses experienced since June 30, 2002, the Company is in default of the fixed charge ratio and tangible net worth covenant required by our bank, and we are restricted from additional borrowing.  The fixed charge ratio, which compares operating cash flow to debt payments, has a minimum requirement of 1.00 to 1.00, but was actually (0.03) to 1.00 at December 31, 2002.  The tangible net worth ratio, which measures net book value excluding intangible assets, has a minimum requirement of $1,000,000, but was actually $784,036 at December 31, 2002.  The bank will not waive the covenant violations and the bank has asked the Company to locate alternative financing sources, but no final date for ending our relationship has been set.  The Company is communicating with a variety of replacement financing sources, but no agreements are imminent.  If the Company cannot find replacement financing within the bank’s as yet undetermined timeframe, the bank has the option to proceed in any legal manner available to collect the obligation.

5.                                       Notes Payable

In October  2002, the Company completed a $625,000 private placement of convertible preferred stock. The proceeds of the placement were utilized to repay a $345,000 Note Payable to Eastlake Securities, Inc., due in December 2002.  Additionally, the Company refinanced a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a new $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.

In May 2002, the Company purchased operating equipment from their landlord.  The $180,000 interest-free note requires monthly payments of $5,000.  The note is secured by the acquired equipment. The Company recorded the note at a discounted present value of $167,281, utilizing an imputed interest rate of 4.75%. $136,732 remained outstanding on this note at December 31, 2002.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  The Company is required to make monthly interest-only payments at the prime rate quoted by National City Bank (4.75% at December 31, 2002).  The loan is payable upon demand. $143,935 remained outstanding under this note at December 31, 2002.

Maturities of notes payable for the 5 years succeeding December 31, 2002 are:

2003	$221,055
2004	111,580
2005	310,320
2006	19,436
2007	6,259

Total	$668,650

6.                                       Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2001 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(92,000) in the three months ended December 31, 2002 and increased approximately $67,000 in the three months ended December 31, 2001.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27,500,000, which is available to offset future taxable income, if any, through 2014.

7.                                       Segment Information

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into two components: Machine Tools (Multipress) and Aircraft Ground Support Equipment (Columbus Jack). It also identifies all corporate expenses, which are included in the consolidated statements.  The accounting policies of the reportable segments are the same as those described in the Company’s September 30, 2002 Form 10-KSB footnote, “Summary of significant accounting policies.”

	For the three months ended December 31,
	(Unaudited)

	Multipress	Columbus Jack	Corporate	Eliminations(1)	Consolidated

Total Revenue
2001	$590,669	$1,288,706	—	—	$1,879,375
2002	$611,242	$1,096,989	—	—	$1,708,231

Operating Profits (Losses)
2001	$(118,842)	$82,126	$(27,162)	—	$(63,878)
2002	$(106,177)	$131,863	$(92,101)	—	$(66,415)

Identifiable Assets
2001	$1,367,443	$2,043,666	$1,433,318	$352,757	$5,197,184
2002	$1,237,227	$2,058,408	$1,542,306	$352,757	$5,190,698

Depreciation and Amortization Expense
2001	$15,287	$44,521	—	—	$59,808
2002	$26,300	$12,424	—	—	$38,724

Capital Expenditures
2001	$3,127	$13,984	—	—	$17,111
2002	$—	$49,311	—	—	$49,311

(1) Represents consolidation entry related to Columbus Jack acquisition.

8.                                       Intangible Assets

A.                                                                Intangible assets consist of the following:

	December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)

Goodwill	$1,840,709	$19,174	$1,821,535	—
Other Intangibles	—	—	—	—

Total	$1,840,709	$19,174	$1,821,535

	September 30, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)

Goodwill	$1,840,709	$19,174	$1,821,535	—
Other Intangibles	—	—	—	—

Total	$1,840,709	$19,174	$1,821,535

The Company adopted SFAS 142 on January 1, 2002 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead these assets will be subject to annual tests for impairment.

In accordance with SFAS 142 the Company performed an impairment test of goodwill at September 30, 2002 and determined that no write-down of goodwill was necessary.

We have no intangible assets with finite lives and therefore, we estimate no amortizable expenses will be incurred in the next five years.

9.                                       Recently –Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS 141 “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets with finite useful lives will continue to be amortized over their useful lives.  We do not expect any material effect on our financial position or results of operations from the adoption of these statements.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, effective for fiscal years starting after June 15, 2002.  SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations.  Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on October 1, 2002.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of  Long-Lived Assets” , effective for fiscal years starting after December 15, 2001 and interim periods within those years.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on October 1, 2002.

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

10.                                 Extraordinary Item

The extraordinary item represents a gain of $293,926 less related income tax effect from the refinancing of a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a new $300,000 subordinated note payable, bearing interest at 10% annually.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into two components: Machine Tools and Aircraft Ground Support Equipment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In consultation with our Board of Directors we have identified four accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition.  We recognize revenue from product sales upon shipment to the customer. We recognize service revenue when the service is rendered. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

The second critical accounting policy relates to accounts receivable.  We establish an Allowance for Doubtful Accounts based upon factors surrounding the credit risk of our customers, historical trends, and other information. The Allowance for Doubtful Accounts is established by analyzing each customer account that has a balance over 90 days past due. Each account is individually assigned a probability of collection.  When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

The third critical accounting policy relates to intangible assets.  Our intangible assets consist of goodwill.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized.  We subject our non-amortized intangible assets to annual impairment testing.

The fourth critical accounting policy relates to inventory.  Our inventories are stated at the lower of standard cost or market. Slow moving and obsolete inventories are reserved quarterly. To calculate the reserve amount, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are calculated at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then reserved. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

Three Months Ended December 31, 2002 Compared to December 31, 2001

OVERVIEW

Consolidated sales decreased 9.1% during the quarter ended December 31, 2002 to $1,708,231 from $1,879,375 in the quarter ended December 31, 2001. The decrease resulted from reduced shipments at Columbus Jack.  Consolidated operating loss was $(66,415) in 2002 compared to operating loss of $(63,878) in 2001.  Additional corporate expenses, especially legal fees relating to the preferred stock offering and renewal of a line of credit, primarily caused the increased operating loss.  Also, during the quarter we recognized an extraordinary gain of $293,926 less related income tax effect from the refinancing of a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.

MACHINE TOOLS

Net Sales for the quarter ended December 31, 2002 were $611,242 compared to $590,669 for the quarter ended December 31, 2001, an increase of $20,573, or 3.5%. We shipped 25 units of machines in 2002 compared to 15 units in 2001.  Customer orders are extremely low as a result of the slowdown occurring throughout the machine tool manufacturing sector.  Our December 31, 2002  backlog was approximately $180,000 compared to $835,000 at December 31, 2001.  We expect machine tool sales for the three months ending March 31,2003 to be approximately $450,000.  We do not anticipate a significant increase in sales through June 30, 2003, although we have received approximately $495,000 of new orders since January 1, 2003 and our current backlog is approximately $444,000.

Operating loss was $(106,177) compared to operating loss of $(118,842) for the same period last year.  The low level of orders continues reducing our efficiency, forcing us to absorb fixed costs of production over fewer units of product. Also, gross margins are lower because we are reducing prices in an effort to maintain order volume.  Salaried employees, including management, continue to work at reduced pay levels until the business outlook improves.  In the next quarter some selling price increases will take effect, and certain employees agreed to accept further pay reductions, including the Company’s President and Chief Operating Officer, Ted Schwartz.  His base salary will be reduced from $120,000 to $85,000 annually.  Also, the Company’s CEO, Richard Drexler accepted no salary during the quarter ended December 31, 2002.  He will defer payment of his second fiscal quarter salary until January 2004.  Beginning in April 2003 and continuing through September 2003, he will defer payment of his salary to January 2004 for any month the consolidated entity is unprofitable.  Additionally, staffing for the consolidated entity will be reduced by approximately 15%.  We are making these adjustments in an effort to stop the continuing losses at Multipress.  Assuming monthly shipments of $ 200,000 we anticipate being minimally profitable at Multipress during the third fiscal quarter.  However, we cannot be certain these changes will achieve this goal, particularly if sales decrease further.   Additionally, common expenses that are currently shared 50/50 between Multipress and Columbus Jack will now be allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress.  We anticipate an operating loss of approximately (5.0)% in the next quarter due to the continuing slowdown in sales and the lower gross margins we are accepting.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended December 31, 2002 were $1,096,989 compared to $1,288,706 for the quarter ended December 31, 2001, a decrease of $191,717, or 14.9%.  We shipped 135 units of equipment in the quarter compared to 282 units in 2001. Our current backlog is approximately $2.4 million. We expect ground support equipment sales for the three months ending March 31, 2003 to be approximately $1.2 million.

Operating income was $131,863 or 12.0% of sales compared to $82,126 or 6.4% of sales in 2001.  Gross margin on sales for the quarter was 34.3% which is significantly above Columbus Jack’s historical average of 20%, due to a favorable product mix and improved production processes. We do not expect this to be representative of future business.  Additionally, common expenses that are currently shared 50/50 between Multipress and Columbus Jack will now be allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress. We expect operating income at Columbus Jack to decline to approximately 10% in the next quarter as we anticipate gross margins returning to more historical levels.

CORPORATE EXPENSES

Corporate expenses were $92,101 in the quarter ended December 31, 2002 compared to $27,162 in 2001.  Most of the increase was due to legal fees associated with the preferred stock offering, renewal of a line of credit, and a closeout of a failed acquisition attempt from last fiscal year.  Also, directors’ and officers’ insurance, director fees and SEC reporting fees added to the increase.  However, in the next quarter directors fees are being reduced from $1000 per month per person to $250 per quarter per person.  We expect corporate expenses to decline to approximately $75,000 in the next quarter based on reduced legal fees.

INTEREST EXPENSE, NET

Consolidated net interest expense for the quarter ended December 31, 2002 was $40,214 compared to net interest expense of $93,123 for the same period last year.  The decreased expense is due to the exclusion of approximately $57,000 of interest related to common stock issued in the first fiscal quarter of last year.  The current quarter includes non-cash interest expense of approximately $11,000 related to refinancing the note held by the former Columbus Jack owner and approximately $12,000 deferred from the common stock issuance last year.  Currently, we have $1.47 million of debt at various interest rates and maturity dates.

In October 2002, we entered into a private placement equity sale of $625,000 in preferred stock.  We used the Private Placement proceeds to reduce existing debt.  Specifically, we paid off the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We recognized an extraordinary gain of approximately $293,000 during the quarter ending December 31, 2002 as a result of this refinancing.  The remaining $80,000 of proceeds from the preferred stock sale was used to payoff a term note we had with a local bank.

INCOME TAX EXPENSE

The consolidated income tax provision in the quarter ended December 31, 2002 and 2001 includes no benefit related to utilization of NOL carry forwards.  The 2002 and 2001 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had a working capital surplus of $421,325 as compared to a working capital surplus of $625,033 at December 31, 2001 and $149,468 at September 30, 2002.  The improvement since September 30 is primarily due to the preferred stock offering we completed in October 2002.We believe the surplus will decrease in the next quarter as we anticipate a consolidated net loss in the second fiscal quarter.  Our major source of liquidity continues to be from operations. We are in default of the fixed charge ratio and tangible net worth covenants required by our bank, and are restricted from additional borrowing.  These defaults can only be cured through future profitability, which cannot be assured.  The bank has requested the Company to seek replacement financing, but no final date for ending our relationship has been set.  The Company is communicating with a variety of replacement financing sources, but no agreements are imminent.  If the Company cannot find replacement financing within the bank’s as yet undetermined timeframe, the bank has the option to proceed in any legal manner available to collect the obligation.  Additionally, if Multipress continues experiencing a business slowdown, or if we are unable to improve the profitability of Columbus Jack, our liquidity will be severely restricted and the surplus could become a deficit, unless we can obtain additional financing, which cannot be assured.  We are unable to issue any additional equity for financing purposes because this would be considered a change in control under the IRS tax regulations and would severely impact our NOL carryforwards.

FINANCING

On October 15, 2002, we completed a private placement with a group of investors including our Chairman and Chief Executive Officer, Richard Drexler, (the “Private Placement”) whereby we sold (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value  (the “Series A Preferred”), and (ii) warrants to purchase an aggregate of 208,331 shares of the our Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $625,000.  The investor group consists of The Dale Newberg Pension Trust, Richard and Clare Drexler, Dan L. Drexler, Jason Drexler and the Alyce A. Lazar Living Trust.

We used the Private Placement proceeds to reduce existing debt.  Specifically, we paid off the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We recognized an extraordinary gain of approximately $293,000 during the quarter ending December 31, 2002 as a result of this refinancing.

In connection with the Private Placement, we filed a Certificate of Designations, Preferences, and Rights of the Series A Preferred with the Secretary of State of Delaware (the “Certificate of Designations”).  The Series A Preferred has a stated value of $100 per share, with a dividend rate of 10.0% per annum, declared quarterly.  If the Board does not declare and pay the dividend on the Series A Preferred, then the dividends accrue at the rate of 12%.  The Series A Preferred is nonvoting.  After three years, at their option, the holders of the Series A Preferred may voluntarily convert their Series A Preferred to common stock.  The conversion price will be the lower of (i) $0.75, or (ii) an amount equal to the average of the closing bid prices of the Common Stock for the 30 consecutive trading days preceding a notice of conversion.  If all of the Series A Preferred is converted at $.75, then the Corporation will issue 833,333 shares of common stock upon conversion.  The warrants are convertible into 208,331 shares of Common Stock at a price of $0.75 per share (subject to certain adjustments), and expire on the fifth anniversary of their issuance.

During the quarter ended December 31, 2002 our Board declared the dividends payable on the preferred stock.  However, because we are in violation of bank covenants we are prevented from paying the dividends and they are now accruing at the increased rate of 12% annually.  Additionally, we are prevented from paying the interest on the refinanced Columbus Jack note and the interest is now accruing at the increased rate of 12%.

On October 10, 2002 we entered into a revolving line of credit expiring on February 5, 2004 with a local bank.  This line replaces the two lines that expired October 5, 2002, by combining the outstanding balances of those lines into one. The terms under the new line permit maximum borrowings of $1,700,000 subject to limits based on certain percentages of accounts receivable and inventory. We are in default of the fixed charge ratio and tangible net worth covenants required by our bank, and are restricted from additional borrowing.  These defaults can only be cured through future profitability, which cannot be assured.  The bank has requested the Company to seek replacement financing, but no final date for ending our relationship has been set.  The Company is communicating with a variety of replacement financing sources, but no agreements are imminent.  If the Company cannot find replacement financing within the bank’s as yet undetermined timeframe, the bank has the option to proceed in any legal manner available to collect the obligation. The interest rate under this loan is equal to the bank’s prime rate plus 0.5% (4.75% at December 31, 2002). The bank has a first security interest in all of the assets of the Company and its’ subsidiaries.  Each of the subsidiaries has guaranteed this loan.  There was $800,776 outstanding under this loan at December 31, 2002.

On May 24, 2002, Quality Products, Inc. entered into an agreement with our landlord to finance certain machinery located in the facility to which we relocated.  The interest-free $180,000 note requires fixed monthly payments of $5,000.00 for 36 months.  The first payment was paid July 1, 2002 and the final payment is due June 1, 2005.  The equipment being financed secures the note. The note was recorded at its discounted present value of $163,118 utilizing an imputed interest rate of 4.75%.  At December 31, 2002 there was a discounted present value balance of $136,732 outstanding.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate (4.25% at December 31, 2002). At December 31, 2002 there was a balance of $143,935 outstanding under this loan. In the event of default, the loan is payable upon demand.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note was recorded at its discounted present value of $839,918 utilizing an imputed interest rate of 7.0%.  In October 2002, we refinanced $1,000,000 of this note.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We recognized an extraordinary gain of approximately $293,000 during the quarter ending December 31, 2002 as a result of this refinancing. We are restricted from paying any interest or principal on this note while we are in violation of bank covenants. Therefore, interest will accrue at the increased rate of 12% annually until all arrearages are paid.  The $60,000 of the original note that was not refinanced remains outstanding at a discounted present value of $51,540.

PART  II

Item 1.             Legal Proceedings

In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the subsidiary’s presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer’s facility.  Although the Company’s subsidiary carries full product liability insurance, the Company’s former management did not notify the insurance carrier within the prescribed time period.  Accordingly, this claim is not covered by insurance.  Based upon consultation with the Company’s counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.

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

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be approximately $10 million for the Group. At December 31, 2002, the Company was delinquent in remitting assessments of approximately $48,000 to the Group.  The Group has estimated the Company’s future liability to be approximately $83,000.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  The Company’s agreement to purchase the common stock of Columbus Jack limits the Company’s liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.  The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.  The Company is in settlement discussions in this case, but no assurances can be made that a settlement will be reached.

Item 3.             Defaults Upon Senior Securities

The $300,000 subordinated note payable to a former owner of Columbus Jack, bearing interest at 10% annually, is in default as we are restricted from paying any interest or principal on this note while we are in violation of bank covenants. Therefore, interest will accrue at the increased rate of 12% annually until all arrearages are paid. At February 11, 2003 the total arrearage was $11,900.

The $60,000 subordinated note payable to a former owner of Columbus Jack, which is interest free, is in default as we are restricted from paying any principal on this note while we are in violation of bank covenants. At February 11, 2003 the total arrearage was $12,000.

During the quarter ended December 31, 2002 our Board declared dividends payable on $625,000 of outstanding preferred stock.  However, because we are in violation of bank covenants we are prevented from paying the dividends and they are now accruing at the increased rate of 12% annually.  At February 11, 2003 the total arrearage was $24,375.

Item 6.             Exhibits and Reports on Form 8-K

a.                                       Exhibits

99.1  Section 906 Certification

b.             Reports on Form 8-K

On October 21, 2002, the Company filed a Form 8K reporting the issuance of preferred stock, the refinancing of a note payable, and the resignation of Mr. Bruce Weaver as an officer and director.

On November 26, 2002, the Company filed a Form 8K reporting the resignation of Mr. Michael Goldberg as a director.

Statements in this Form 10-QSB that are not historical facts, including statements about the Company’s prospects, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic changes, litigation, and management estimates.  These risks and uncertainties could cause actual results to differ materially from the statements made.  Please see the information appearing in the Company’s 2002 Form 10-KSB under “Risk Factors.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date:  February 13, 2003

By:

/s/ Richard A. Drexler

Richard A. Drexler
Chairman & Chief Executive Officer

Date: February 13, 2003	By:	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer and Principal Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Richard A. Drexler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quality Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ Richard A. Drexler
Richard A. Drexler
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Tac D. Kensler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quality Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer