Form 10QSB
period 2003-03-31
QUALITY PRODUCTS INC
filed 2003-05-12
CIK 843462

United States

Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For quarterly period ended March 31, 2003

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2222 S Third St., Columbus, OH 43207-2402
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 22, 2003, the Company had 3,153,497 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2003

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$401,354
Trade accounts receivable, less allowance for doubtful accounts of $55,383	934,067
Inventories, less reserves of $333,153	1,772,151
Prepaid expenses and other current assets	116,379
Total current assets	3,223,951

PROPERTY AND EQUIPMENT	1,151,358
Less accumulated depreciation	(720,062)
Property and equipment, net	431,296

GOODWILL, Less accumulated amortization of $19,174	1,821,535

OTHER ASSETS	9,459

TOTAL ASSETS	$5,486,241

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2003

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank lines of credit	$800,776
Current portion of notes payable	222,583
Accounts payable	917,320
Accrued expenses	531,214
Customer deposits	93,206
Total current liabilities	2,565,099

NOTES PAYABLE, Non-current	431,744

Total Liabilities	2,996,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, non-voting, par value $.00001; 10,000,000 shares authorized; 6,250 shares issued and outstanding; $31,938 dividends in arrears	0
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,153,497 shares issued and outstanding; 3,906,250 shares reserved	32
Additional paid-in capital	26,076,150
Accumulated deficit	(23,586,784)
Total stockholders’ equity	2,489,398

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,486,241

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002

Net Sales	$1,928,588	$1,891,399	$3,636,819	$3,770,774
Cost of Goods Sold	1,277,353	1,481,838	2,512,666	2,918,893

Gross Profit

651,235

409,561

1,124,153

851,881

Selling, General, & Admin Expenses

391,564

554,914

930,897

1,061,112

Income (Loss) from operations	259,671	(145,353)	193,256	(209,231)

Other Income (Expense):
Interest Expense	(23,127)	(33,241)	(63,450)	(127,059)

Interest Income

51

284

160

979

Gain on Asset Disposition

538

—

538

—

Miscellaneous other income (expense)	25,236	(367)	53,594	(191)
Other income (expense), net	2,698	(33,324)	(9,158)	(126,271)

Income (Loss) Before Income Taxes

262,369

(178,677

)

184,098

(335,502

)

Provision for Income Taxes	10,707	7,101	13,150	8,374

Income (Loss) Before Extraordinary Item

251,662

(185,778

)

170,948

(343,876

)

Extraordinary item---gain from extinguishment Of debt, net of income tax Effect of $0---note 10

—

—

293,926

—

Net Income (Loss)

$

251,662

$

(185,778

)

$

464,874

$

(343,876

)

Income (Loss) per share:
Basic before extraordinary item	$0.07	$(0.06)	$0.05	$(0.11)

Extraordinary item, net of tax

—

—

0.09

—

Basic	$0.07	$(0.06)	$0.14	$(0.11)

Diluted before extraordinary item	$0.07	$(0.06)	$0.05	$(0.11)
Extraordinary item, net of tax	—	—	0.09	—
Diluted	$0.07	$(0.06)	$0.14	$(0.11)

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the six months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$464,874	$(343,876)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,000	105,360
Amortization of note discounts	10,693	28,901
Inventory reserve	26,104	(175,481)
Reserve for Doubtful Accounts	8,507	4,000
(Gain) on sale of assets	(538)	(4,553)
(Gain) on extraordinary item	(293,926)	—
Common stock issued on note subordination Changes in operating assets and liabilities:	—	55,781

Accounts receivable

(140,353

)

305,529

Inventories

(267,694

)

235,778

Other assets	134,058	(84)
Accounts payable	45,301	(152,210)
Accrued Expenses	97,728	(18,453)
Customer deposits	59,119	(53,072)
Net cash provided by (used by) operating activities	221,873	(12,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery & equipment	(74,395)	(20,586)
Sale of machinery & equipment	4,374	5,000
Net cash used in investing activities	(70,021)	(15,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(95,293)	(83,838)
Preferred stock issued	625,000	—

Bank Line of Credit

230,776

—

Payments - related party debt	(579,500)	(179,805)
Net cash provided by (used by) financing activities	180,983	(263,643)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	332,835	(291,609)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,519	464,569

CASH AND EQUIVALENTS, END OF PERIOD	$401,354	$172,960

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

Six Months Ended March 31,

	2003	2002

Cash paid for interest

31,367

42,653

Cash paid for income taxes	5,709	15,586

Supplemental disclosure of non-cash financing activities:

During the quarter ended December 31, 2001 we issued 59,500 shares of common stock in exchange for Eastlake Securities debt subordination agreement to financing provided to the Company by a local bank in fiscal 2001.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

2.                                       Inventories

Inventories at March 31, 2003 consist of:

Raw materials and supplies	$1,552,597
Work-in-process	542,568
Finished goods	10,139
Total	2,105,304

Less reserve

(333,153

)

Inventories, net

$

1,772,151

3.  Earnings Per Share

	3 Months Ended March 31,		6 Months Ended March 31,
	2003	2002	2003	2002

Basic:

Weighted Average Shares Outstanding

3,153,497

3,151,132

3,153,497

3,131,190

Net Income (Loss) Before Extraordinary Item

$

251,662

$

 (185,778

)

$

 170,948

$

(343,876

)

Extraordinary Item

—

—

$

293,926

—

Net Income (Loss)	$251,662	$(185,778)	$464,874	$(343,876)

Less: Preferred Dividends	$(18,750)	—	$(31,938)	—

Net Income (Loss) to common stockholders	$232,912	$(185,778)	$432,936	$(343,876)

Basic before extraordinary item	$0.07	$(0.06)	$0.05	$(0.11)
Extraordinary item, net of tax	—	—	0.09	—
Basic Earnings (Loss) Per Share	$0.07	$(0.06)	$0.14	$(0.11)

	3 Months Ended March 31,		6 Months Ended March 31,
	2003	2002	2003	2002
Diluted:

Weighted Average Shares Outstanding	3,153,497	3,151,132	3,153,497	3,131,190

Net Effect of Dilutive Stock options and warrants based on the treasury stock method using average market price	0	0	0	0

Total Shares

3,153,497

3,151,132

3,153,497

3,131,190

Net Income (loss) before extraordinary item, excluding interest expense on dilutive securities	$251,662	$(185,778)	$170,948	$(343,876)

Extraordinary Item	—	—	$293,926	—

Net Income (loss), excluding interest expense on dilutive securities	$251,662	$(185,778)	$464,874	$(343,876)

Less: Preferred Dividends	$(18,750)	—	$(31,938)	—

Net Income (loss) to common stockholders	$232,912	$(185,778)	$432,936	$(343,876)

Diluted before extraordinary item

$

0.08

$

(0.06

)

$

0.05

$

(0.11

)

Extraordinary item, net of tax

—

—

0.09

—

Diluted earnings (loss) per share

$

0.08

(0.06

)

$

0.14

$

(0.11

)

Average Market Price of Common Stock	$0.33	$0.78	$0.37	$0.87

Ending Market Price of Common Stock	$0.32	$0.76	$0.32	$0.76

The following options and warrants were excluded from the calculation of diluted earnings per share at March 31, 2003 because they are considered anti-dilutive under FAS 128:

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

4.               Line of Credit

In October 2002, the Company entered into a $1,700,000 revolving line of credit agreement with a regional bank, payable at a variable interest rate at the Bank’s Prime Rate plus 0.5% (4.75% at March 31, 2003). The line matures in February 2004 and is secured by essentially all assets of the Company. At March 31, 2003 the Company had $800,776 outstanding under the line.  Due to the recent history of operating losses, the Company is in default of the fixed charge ratio covenant required by the bank, and we are restricted from additional borrowing.  The fixed charge ratio, which compares operating cash flow to debt payments, has a minimum requirement of 1.00 to 1.00, but was actually 0.49 to 1.00 at March 31, 2003.  The bank will not waive the covenant violation and the bank asked the Company to locate alternative financing sources.

On April 16, 2003 the Company secured alternative financing through a five-year term loan as further explained in Note 11 – Subsequent Events.  The line of credit with the bank was paid in full on April 17, 2003 and the Company no longer has a line of credit available.

5.               Notes Payable

As further explained in Note 11 – Subsequent Events, on April 16, 2003 the Company issued a $770,000, five-year term note to replace its’ outstanding line of credit with a regional bank.

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

In May 2002, the Company purchased operating equipment from our landlord.  The $180,000 interest-free note requires monthly payments of $5,000.  The acquired equipment secures the note. The Company recorded the note at a discounted present value of $167,281, utilizing an imputed interest rate of 4.25%.  $123,303 remained outstanding on this note at March 31, 2003.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  The Company is required to make monthly interest-only payments at the prime rate quoted by National City Bank (4.25% at March 31, 2003).  The loan is payable upon demand.  $143,935 remained outstanding under this note at March 31, 2003.

Maturities of notes payable for the 5 years succeeding March 31, 2003 are:

2004	$222,583
2005	124,850
2006	283,207
2007	19,534
2008	4,153

Total	$654,327

6.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2003 and 2002 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(113,000) in the three months ended March 31, 2003 and increased approximately $77,000 in the three months ended March 31, 2002.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At March 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27,400,000, which is available to offset future taxable income, if any, through 2014.

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

	For the six months ended March 31
	Multipress	Columbus Jack	Corporate	Eliminations(1)	Consolidated
	(Unaudited)
Total Revenue
2002	$1,694,574	$2,088,856	—	$(12,656)	$3,770,774
2003	$1,192,089	$2,444,730	—	—	$3,636,819

Operating Profits (Losses)
2002	$(60,083)	$(98,394)	$(38,098)	$(12,656)	$(209,231)
2003	$(124,799)	$472,944	$(154,889)	—	$193,256

Identifiable Assets
2002	$1,460,908	$1,867,173	$1,441,138	$470,918	$5,240,137
2003	$1,112,676	$2,532,302	$1,488,506	$352,757	$5,486,241

Depreciation and Amortization Expense
2002	$30,601	$74,759	—	—	$105,360
2003	$52,413	$25,587	—	—	$78,000

Capital Expenditures
2002	$3,127	$17,459	—	—	$20,586
2003	$—	$74,395	—	—	$74,395

(1) Represents intercompany sales and consolidation entry related to Columbus Jack acquisition.

8. Intangible Assets

A.                                   Intangible assets consist of the following:

	March 31, 2003
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

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years starting after December 15, 2001 and interim periods within those years.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on October 1, 2002.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3.  We do not expect any material effect on our financial position or results of operations from the adoption of this statement.  The Company adopted the provisions of this pronouncement on January 1, 2003.

10.  Extraordinary Item

The extraordinary item represents a gain of $293,926 from the refinancing of a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a new $300,000 subordinated note payable, bearing interest at 10% annually.

11.  Subsequent Events

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company will recognize a gain of approximately $42,000 in the quarter ending June 30, 2003, representing the difference between the prediscount amount of $800,776 owed to the bank and the discounted amount of $758,000.  The Company incurred approximately $18,000 of expenses associated with the new lending agreement and settlement of the bank debt.  The security interest for the lending group is substantially the same as the security interest held by the bank under the line of credit.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  Beginning April 30, 2003, the Company will issue monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  Under the new agreement the Company is permitted to pay dividends on the preferred stock, issue any payments due on the Columbus Jack acquisition note, and negotiate a settlement in the Granville Solvents case, none of which were permitted under the former bank agreement while the Company was in violation of financial covenants.

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

Three Months Ended March 31, 2003 Compared to March 31, 2002

OVERVIEW

Consolidated sales remained flat during the quarter ended March 31, 2003 at $1,928,588 compared to $1,891,399 in the quarter ended March 31, 2002.  Consolidated operating income was $259,671 in 2003 compared to an operating loss of $(145,353) in 2002.  Improved profit margins at Columbus Jack and reduced operating expenses within the entire Company were the primary reasons for the profitability turnaround.

MACHINE TOOLS

Net Sales for the quarter ended March 31, 2003 were $580,847 compared to $1,091,249 for the quarter ended March 31, 2002, a decrease of $510,402, or 46.8%. We shipped 20 units of machines in 2003 compared to 21 units in 2002.  Due to the slow economy, pricing competition remains fierce throughout the machine tool manufacturing sector.  Our March 31, 2003 backlog was approximately $540,000 compared to $387,000 at March 31, 2002.  We expect machine tool sales for the three months ending June 30, 2003 to be approximately $825,000.  We do not anticipate a significant increase in sales through September 30, 2003.

Operating loss was $(18,622) compared to operating income of $93,050 for the same period last year, although sequential improvement appeared compared to the December 31, 2002 operating loss of $(106,177).  The low level of orders continues reducing our efficiency, forcing us to absorb fixed costs of production over fewer units of product. Also, gross margins are lower because we are reducing prices on new machinery in an effort to maintain order volume.  Salaried employees, including management, continue to work at reduced pay levels until the business outlook improves.  Since December 31, 2002 we increased some selling prices on repair parts, and certain employees agreed to accept further pay reductions, including the Company’s President and Chief Operating Officer, Ted Schwartz.  His base salary was reduced from $120,000 to $85,000 annually.  Additionally, staffing for the consolidated entity was reduced by approximately 15%.  Finally, common expenses shared between Multipress and Columbus Jack are now allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress.  We anticipate an operating profit of approximately 10.0% in the next quarter due to the small improvement in projected sales.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended March 31, 2003 were $1,347,741 compared to $800,150 for the quarter ended March 31, 2002, an increase of $547,591, or 68.4%.  We shipped 197 units of equipment in the quarter compared to 57 units in 2002 as Columbus Jack continues to improve operating efficiencies.  Our March 31, 2003 backlog was approximately $2.3 million.  In late April, coinciding with the end of the Iraq war, we received a partial reduction of an existing U.S.

military order which reduced the order backlog to approximately 1.9 million. We expect ground support equipment sales for the three months ending June 30, 2003 to be approximately $1.2 million.

Operating income was $341,081 compared to an operating loss of $(151,267) in 2002.  Gross margin on sales for the quarter was 38.4% which is significantly above Columbus Jack’s historical average of 25%, due to a continuing favorable product mix and improved production processes. We do not expect this to be representative of future operations.  Additionally, common expenses shared between Multipress and Columbus Jack are allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress. We expect operating income at Columbus Jack to decline to approximately 10% in the next quarter as we anticipate gross margins returning to more historical levels.

CORPORATE EXPENSES

Corporate expenses were $62,788 in the quarter ended March 31, 2003 compared to $87,137 in 2002.  Most of the decrease was due to reduced legal fees.  Beginning in March 2003 and continuing through December 2003, the Company’s CEO, Richard Drexler, will accept no salary, but he is eligible for any bonus the board deems appropriate.  We expect corporate expenses to decline to approximately $55,000 in the next quarter based on the waiver of Mr. Drexler’s salary.

INTEREST EXPENSE, NET

Consolidated net interest expense for the quarter ended March 31, 2003 was $23,076 compared to net interest expense of $32,957 for the same period last year.  The decreased expense is due to the reduction of debt provided by the Company’s October 2002 preferred stock offering.  At March 31, 2003 we have approximately $1.45 million of debt at various interest rates and maturity dates.  We expect interest expense of approximately $30,000 in the June 2003 quarter.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company will recognize a gain of approximately $42,000 in the quarter ending June 30, 2003, representing the difference between the prediscount amount of $800,776 owed to the bank and the discounted amount of $758,000.  The Company incurred approximately $18,000 of expenses associated with the new lending agreement and settlement of the bank debt.  The security interest for the lending group is substantially the same as the security interest held by the bank under the line of credit.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  Beginning April 30, 2003, the Company will issue monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  Under the new agreement the Company is permitted to pay dividends on the preferred stock, issue any payments due on the Columbus Jack acquisition note, and negotiate a settlement in the Granville Solvents case, none of which were permitted under the former bank agreement while the Company was in violation of financial covenants.

INCOME TAX EXPENSE

The consolidated income tax provision in the quarter ended March 31, 2003 includes a benefit related to utilization of NOL carryforwards of approximately $113,000.  2002 includes no benefit related to utilization of NOL carry forwards.  The 2003 and 2002 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

Six Months Ended March 31, 2003 Compared to March 31, 2002

 OVERVIEW

Consolidated sales decreased 3.6% during the six months ended March 31, 2003 to $3,636,819 from $3,770,774 in the six months ended March 31, 2002. The decrease resulted from reduced shipments at Multipress.  Consolidated operating income was $193,256 in 2003 compared to an operating loss of $(209,231) in 2002.  Improved profit margins at Columbus Jack and reduced operating expenses within the entire Company were the primary reasons for the profitability turnaround.  Also, during the 2003 period we recognized an extraordinary gain of $293,926 from the refinancing of a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.

MACHINE TOOLS

Net Sales for the six months ended March 31, 2003 were $1,192,089 compared to $1,694,574 for the period ended March 31, 2002, a decrease of $502,485, or 29.7%. We shipped 45 units of machines in 2003 compared to 36 units in 2002.  Due to the slow economy, pricing competition remains fierce throughout the machine tool manufacturing sector.  Our March 31, 2003 backlog was approximately $540,000 compared to $387,000 at March 31, 2002.  We expect machine tool sales for the nine months ending June 30, 2003 to be approximately $2.0 million.  We do not anticipate a significant increase in sales through September 30, 2003.

Operating loss was $(124,799) compared to operating loss of $(60,083) for the same period last year.  The low level of orders continues reducing our efficiency, forcing us to absorb fixed costs of production over fewer units of product.  Also, gross margins are lower because we are reducing prices on new machinery in an effort to maintain order volume.  Salaried employees, including management, continue to work at reduced pay levels until the business outlook improves.  Since December 31, 2002 we increased some selling prices on repair parts, and certain employees agreed to accept further pay reductions, including the Company’s President and Chief Operating Officer, Ted Schwartz.  His base salary was reduced from $120,000 to $85,000 annually.  Additionally, staffing for the consolidated entity was reduced by approximately 15%.  Finally, common expenses shared between Multipress and Columbus Jack are now allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress.  We anticipate operating results will be approximately (3.0)% for the nine months ending June 30, 2003 due to the small improvement in projected sales.

GROUND SUPPORT EQUIPMENT

Net Sales for the six months ended March 31, 2003 were $2,444,730 compared to $2,088,856 for the six months ended March 31, 2002, an increase of $355,874, or 17.0%.  We shipped 332 units of equipment in 2003 compared to 339 units in 2002.  Our March 31, 2003 backlog was approximately $2.3 million.  Unfortunately, in late April, coinciding with the end of the Iraq war, we received a partial reduction of an existing U.S. military order, which reduced the backlog to approximately 1.9 million. We expect ground support equipment sales for the nine months ending June 30, 2003 to be approximately $3.6 million.

Operating income was $472,944 in 2003 compared to an operating loss of $(98,394) in 2002.  Gross margin on sales for the quarter was 36.9% which is significantly above Columbus Jack’s historical average of 25%, due to a favorable product mix and improved production processes. We do not expect this to be representative of future business.  Additionally, common expenses shared between Multipress and Columbus Jack are allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress. We expect operating income at Columbus Jack to decline to approximately 16% for the nine months ending June 30, 2003 as we anticipate gross margins returning to more historical levels.

CORPORATE EXPENSES

Corporate expenses were $154,889 in the six months ended March 31, 2003 compared to $114,299 in 2002.  Most of the increase was due to legal fees associated with the preferred stock offering, renewal of a line of credit, and a closeout of a failed acquisition attempt from last fiscal year.  Also, directors’ and officers’ insurance, director fees and SEC reporting fees added to the increase.  Beginning in March 2003 and continuing through December 2003, the Company’s CEO, Richard Drexler, will accept no salary, but he is eligible for any bonus the board deems appropriate.  We expect corporate expenses to be approximately $209,000 for the nine months ending June 30, 2003.

INTEREST EXPENSE, NET

Consolidated net interest expense for the six months ended March 31, 2003 was $63,290 compared to net interest expense of $126,080 for the same period last year.  The decreased expense is due to the exclusion of approximately $57,000 of interest related to common stock issued in the first fiscal quarter of 2002 and the reduction of debt provided by the Company’s October 2002 preferred stock offering.  At March 31, 2003 we have approximately $1.45 million of debt at various interest rates and maturity dates.  We expect interest expense of approximately $93,000 for the nine months ending June 30, 2003.

In October 2002, we entered into a private placement equity sale of $625,000 in preferred stock.  We used the Private Placement proceeds to reduce existing debt.  Specifically, we paid off the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We recognized an extraordinary gain of approximately $293,000 during the quarter ending December 31, 2002 as a result of this refinancing.  The remaining $80,000 of proceeds from the preferred stock sale was used to payoff a term note we had with a regional bank.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company will recognize a gain of approximately $42,000 in the quarter ending June 30, 2003, representing the difference between the prediscount amount of $800,776 owed to the bank and the discounted amount of $758,000.  The Company incurred approximately $18,000 of expenses associated with the new lending agreement and settlement of the bank debt.  The security interest for the lending group is substantially the same as the security interest held by the bank under the line of credit.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  Beginning April 30, 2003, the Company will issue monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  Under the new agreement the Company is permitted to pay dividends on the preferred stock, issue any payments due on the Columbus Jack acquisition note, and negotiate a settlement in the Granville Solvents case, none of which were permitted under the former bank agreement while the Company was in violation of financial covenants.

INCOME TAX EXPENSE

The consolidated income tax provision in the six months ended March 31, 2003 includes a benefit related to utilization of NOL carryforwards of approximately $79,000.  2002 includes no benefit related to utilization of NOL carryforwards.  The 2003 and 2002 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had a working capital surplus of $658,852 as compared to a working capital surplus of $400,479 at March 31, 2002 and $149,468 at September 30, 2002.  The improvement since September 30 is primarily due to the preferred stock offering we completed in October 2002 and our profitability in the March 31, 2003 quarter.  We believe the surplus will increase in the next quarter as we anticipate a consolidated net profit in the third fiscal quarter and we reclassify approximately $600,000 of debt from current liabilities to long-term liabilities as a result of our April 2003 refinancing.  At March 31, 2003 we were in default of the fixed charge ratio covenant required by our bank, and we were restricted from additional borrowing.  This default was eliminated in April 2003 as a result of our refinancing.  Our major source of liquidity continues to be from operations.  We no longer have a line of credit, therefore, if Multipress continues experiencing a business slowdown, or if we are unable to maintain the profitability of Columbus Jack, our liquidity will be severely restricted and the surplus could become a deficit.  We are currently unwilling to issue any additional equity for financing purposes due to the change in control provisions under the IRS Code Section 382, which would severely impact our utilization of our NOL carryforwards.

FINANCING

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and

the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company will recognize a gain of approximately $42,000 in the quarter ending June 30, 2003, representing the difference between the prediscount amount of $800,776 owed to the bank and the discounted amount of $758,000.  The Company incurred approximately $18,000 of expenses associated with the new lending agreement and settlement of the bank debt.  The security interest for the lending group is substantially the same as the security interest held by the bank under the line of credit.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  Beginning April 30, 2003, the Company will issue monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  Under the new agreement the Company is permitted to pay dividends on the preferred stock, issue any payments due on the Columbus Jack acquisition note, and negotiate a settlement in the Granville Solvents case, none of which were permitted under the former bank agreement while the Company was in violation of financial covenants.

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

We used the Private Placement proceeds to reduce existing debt.  Specifically, we repaid the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We recognized an extraordinary gain of approximately $293,000 during the quarter ended December 31, 2002 as a result of this refinancing.

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

During the quarter ended March 31, 2003 our Board declared the dividends payable on the preferred stock.  However, because we were in violation of financial covenants under our line of credit agreement, we were prevented from paying the dividends and they were accruing at the increased rate of 12% annually.  Additionally, we were prevented from paying the interest on the refinanced Columbus Jack note and the interest was accruing at the increased rate of 12%.  Subsequent to our April 2003 refinancing these payment restrictions were eliminated and both the preferred dividends and interest on the Columbus Jack note were paid.  Effective April 18, 2003 both liabilities have returned to their non-default rates of 10%.

On October 10, 2002 we entered into a revolving line of credit expiring on February 5, 2004 with a local bank.  This line replaces the two lines that expired October 5, 2002, by combining the outstanding balances of those lines into one. The terms under the new line permit maximum borrowings of $1,700,000 subject to limits based on certain percentages of accounts receivable and inventory. At March 31, 2003 we were in default of the fixed charge ratio covenant required by our bank, and were restricted from additional borrowing.  The interest rate under this loan was equal to the bank’s prime rate plus 0.5% (4.75% at March 31, 2003). The bank had a first security interest in all of the assets of the Company and its’ subsidiaries.  Each of the subsidiaries had guaranteed this loan.  There was $800,776 outstanding under this loan at March 31, 2003.  In April 2003, the Company completed a refinancing and repaid this line of credit in full.

On May 24, 2002, Quality Products, Inc. entered into an agreement with our landlord to finance certain machinery.  The interest-free $180,000 note requires fixed monthly payments of $5,000.00 for 36 months.  The first payment was made July 1, 2002 and the final payment is due June 1, 2005.  The equipment being financed secures the note. The note was recorded at a discounted present value of $163,118 utilizing an imputed interest rate of 4.75%.  At March 31, 2003 there was a discounted present value balance of $123,303 outstanding.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate (4.25% at March 31, 2003). At March 31, 2003 there was a balance of $143,935 outstanding under this loan. In the event of default, the loan is payable upon demand.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note was recorded at a discounted present value of $839,918 utilizing an imputed interest rate of 7.0%.  In October 2002, we refinanced $1,000,000 of this note.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We recognized an extraordinary gain of approximately $293,000 during the quarter ended December 31, 2002 as a result of this refinancing.   At March 31, 2003 the $52,393 of the original note that was not refinanced remains outstanding.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c) Asset-Backed issuers

Not applicable.

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

CJC has an approximately 0.97% share of the total cleanup costs, which are presently estimated to be approximately $10 million for the Group. At March 31, 2002, the Company was delinquent in remitting assessments of approximately $48,000 to the Group.  The Group has estimated the Company’s future liability to be approximately $83,000.  Future assessments are subject to material adjustment depending on cost projection estimates and other variables.  The Company’s agreement to purchase the common stock of Columbus Jack limits the Company’s liability in this matter to an aggregate of $120,000.  Any assessment in excess of $120,000 would be the responsibility of the former shareholders of Columbus Jack.  The Company has recorded a provision for this matter that is immaterial to the consolidated financial statements.  The Company is in settlement discussions in this case, but no assurances can be made that a settlement will be reached.

Item 3.   Defaults Upon Senior Securities

At March 31, 2003 the $300,000 subordinated note payable to a former owner of Columbus Jack, bearing interest at 10% annually, is in default as we are restricted from paying any interest or principal on this note while we are in violation of bank covenants. Therefore, interest will accrue at the increased rate of 12% annually until all arrearages are paid. At April 17, 2003 the total arrearage was $17,116, which was paid in full subsequent to the Company’s refinancing.  The interest rate has returned to 10%.

At March 31, 2003 the $60,000 subordinated note payable to a former owner of Columbus Jack, which is interest free, is in default as we are restricted from paying any principal on this note while we are in violation of bank covenants.  At April 17, 2003 the total arrearage was $12,000, which was paid in full subsequent to the Company’s refinancing.

During the quarter ended March 31, 2003 our Board declared dividends payable on $625,000 of outstanding preferred stock.  However, because we are in violation of bank covenants we are prevented from paying the dividends and they are now accruing at the increased rate of 12% annually.  At April 17, 2003 the total arrearage was $31,938, which was paid in full subsequent to the Company’s refinancing.  The dividend payment rate has returned to 10%.

Item 5.  Other Information

On March 21, 2003, Richard Drexler as the sole director appointed Mr. Kenneth T. Urbaszewski as a director to fill one of the three vacant positions.  Mr. Urbaszewski accepted the appointment.  Mr. Urbaszewski was born on March 23, 1947.  He received a B.S. in Quantitative Methods from the University of Illinois at Chicago Circle.  Additionally, he holds the designation of Chartered Financial Analyst® (CFA®) and has 25 years of experience in the investment management business.  In 1998, he retired as Senior Vice President in the Fixed Income Department of Scudder Kemper Investments.  The Board continues to seek individuals who will assist the Company in increasing shareholder value to fill the other two director positions.

Item 6.  Exhibits and Reports on Form 8-K

a.                                       Exhibits

99.1 Section 906 Certification

b.                                      Reports on Form 8-K

None.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date: May 12, 2003	By:	/s/ Richard A. Drexler
Richard A. Drexler
Chairman & Chief Executive Officer

Date: May 12, 2003	By:	/s/ Tac D. Kensler
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

Date: May 12, 2003	By:	/s/ Richard A. Drexler
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

Date: May 12, 2003	By:	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer