Form 10QSB
period 2003-06-30
QUALITY PRODUCTS INC
filed 2003-08-13
CIK 843462

United States

Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2222 S Third St., Columbus, OH 43207-2402
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2003, the Company had 3,153,497 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$481,058
Trade accounts receivable, less allowance for doubtful accounts of $54,527	727,762
Inventories, less reserves of $336,066	1,815,252
Prepaid expenses and other current assets	110,672
Total current assets	3,134,744

PROPERTY AND EQUIPMENT	1,203,926
Less accumulated depreciation	(760,848)
Property and equipment, net	443,078

GOODWILL, Less accumulated amortization of $19,174	1,821,535

OTHER ASSETS	9,459

TOTAL ASSETS	$5,408,816

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET - Continued

June 30, 2003

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of notes payable	$379,052
Accounts payable	620,439
Accrued Wages, Benefits & Payroll Taxes	109,107
Accrued expenses	407,641
Customer deposits	130,896
Total current liabilities	1,647,135

NOTES PAYABLE, Non-current	980,687

Total Liabilities	2,627,822

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, non-voting, par value $.00001, stated value $100; 10,000,000 shares authorized; 6,250 shares issued and outstanding;	0
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,153,497 shares issued and outstanding; 3,706,140 shares reserved	32
Additional paid-in capital	26,059,962
Accumulated deficit	(23,279,000)
Total stockholders’ equity	2,780,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,408,816

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002

Net Sales	$2,075,890	$2,130,835	$5,712,709	$5,901,609
Cost of Goods Sold	1,378,303	1,410,568	3,890,969	4,329,461

Gross Profit

697,587

720,267

1,821,740

1,572,148

Selling, General, & Admin Expenses

383,997

532,489

1,314,894

1,593,601

Income (Loss) from operations	313,590	187,778	506,846	(21,453)

Other Income (Expense):
Interest Expense	(26,583)	(31,607)	(90,033)	(158,666)

Interest Income

362

598

522

1,577

Gain on Asset Disposition

—

—

538

—

Miscellaneous other income (expense)	4,892	3,363	58,486	3,173
Other income (expense), net	(21,329)	(27,646)	(30,487)	(153,916)

Income (Loss) Before Income Taxes

292,261

160,132

476,359

(175,369

)

Provision for Income Taxes	29,050	10,409	42,200	18,783

Income (Loss) Before Extraordinary Item

263,211

149,723

434,159

(194,152

)

Extraordinary item—gain from extinguishment Of debt, net of income tax Effect of $0—note 9

44,572

—

338,498

—

Net Income (Loss)

$

307,783

$

149,723

$

772,657

$

(194,152

)

Income (Loss) per share:
Basic before extraordinary item	$0.08	$0.05	$0.14	$(0.07)

Extraordinary item, net of tax

0.01

—

0.11

—

Basic	$0.09	$0.05	$0.25	$(0.07)

Diluted before extraordinary item	$0.08	$0.05	$0.14	$(0.07)
Extraordinary item, net of tax	0.01	—	0.11	—
Diluted	$0.09	$0.05	$0.25	$(0.07)

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the nine months ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$772,657	$(194,152)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,786	151,900
Amortization of note discounts	13,439	44,189

Inventory reserve

29,017

—

Reserve for Doubtful Accounts	7,651	8,000
(Gain) on sale of assets	(538)	(4,553)
(Gain) on extraordinary item	(338,498)	—
Common stock issued on note subordination	—	55,781
Changes in operating assets and liabilities:

Accounts receivable

66,708

556,940

Inventories

(313,707

)

85,071

Other assets	139,866	36,213
Accounts payable	(251,581)	(353,317)
Accrued Expenses	115,200	(103,736)
Customer deposits	96,808	(112,577)
Net cash provided by (used by) operating activities	455,808	169,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery & equipment	(126,964)	(36,152)
Sale of machinery & equipment	4,374	5,000
Net cash used in investing activities	(122,590)	(31,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(95,293)	(121,075)
Preferred stock issued	625,000	—
Payments – preferred dividends	(48,125)	—

Bank Line of Credit

(525,428

)

—

Borrowings – related party debt

770,000

—

Payments - related party debt	(646,833)	(277,190)
Net cash provided by (used by) financing activities	79,321	(398,265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	412,539	(259,658)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	68,519	464,569

CASH AND EQUIVALENTS, END OF PERIOD	$481,058	$204,911

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

	Nine Months Ended June 30,
	2003	2002

Cash paid for interest

96,099

67,270

Cash paid for income taxes	12,266	23,595

Supplemental disclosure of non-cash financing activities:

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

2.             Inventories

Inventories at June 30, 2003 consist of:

Raw materials and supplies	$1,579,468
Work-in-process	571,550
Finished goods	300
Total	2,151,318

Less reserve

(336,066

)

Inventories, net

$

1,815,252

3.             Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Basic:

Weighted Average Shares Outstanding

3,153,497

3,151,132

3,153,497

3,137,837

Net Income (Loss) Before Extraordinary Item

$

263,211

$

149,723

$

434,159

$

(194,152

)

Extraordinary Item

$

44,572

—

$

338,498

—

Net Income (Loss)	$307,783	$149,723	$772,657	$(194,152)

Less: Preferred Dividends	$(16,187)	—	$(48,125)	—

Net Income (Loss) to common stockholders	$291,596	$149,723	$724,532	$(194,152)

Basic before extraordinary item	$0.08	$0.05	$0.12	$(0.07)
Extraordinary item, net of tax	0.01	—	0.11	—
Basic Earnings (Loss) Per Share	$0.09	$0.05	$0.23	$(0.07)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Diluted:

Weighted Average Shares Outstanding	3,153,497	3,151,132	3,153,497	3,137,837

Net Effect of Dilutive Stock options and warrants based on the treasury stock run up method using average market price
	0	0	0	0

Total Shares

3,153,497

3,151,132

3,153,497

3,137,837

Net Income (loss) before extraordinary item, excluding interest expense on dilutive securities	$263,211	$149,723	$434,159	$(194,152)

Extraordinary Item	$44,572	—	$338,498	—

Net Income (loss), excluding interest expense on dilutive securities	$307,783	$149,723	$772,657	$(194,152)

Less: Preferred Dividends	$(16,187)	—	$(48,125)	—

Net Income (loss) to common stockholders	$291,596	$149,723	$724,532	$(194,152)

Diluted before extraordinary item

$

0.08

$

0.05

$

0.12

$

(0.07

)

Extraordinary item, net of tax

0.01

—

0.11

—

Diluted earnings (loss) per share

$

0.09

0.05

$

0.23

$

(0.07

)

Average Market Price of Common Stock	$0.37	$0.77	$0.37	$0.84

Ending Market Price of Common Stock	$0.51	$0.72	$0.51	$0.72

The following options and warrants were excluded from the calculation of diluted earnings per share at June 30, 2003 because they are considered anti-dilutive under FAS 128:

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

4.               Notes Payable

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company issues monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.

On May 14, 2003, the Company and its’ Columbus Jack subsidiary reached a settlement in the Granville Solvents pending environmental civil action.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments to Granville in exchange for Granville’s dismissal of all claims against the Companies.  During the quarter ended June 30, 2003 the Company recognized approximately $10,000 of expenses for the difference between the settlement amount and the amount previously reserved for settlement.

In October 2002, the Company completed a $625,000 private placement of convertible preferred stock. The proceeds of the placement were utilized to repay a $345,000 Note Payable to Eastlake Securities, Inc., due in December 2002.  Additionally, the Company refinanced a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a new $300,000 subordinated note payable, bearing interest at 10% annually.  Effective July 1, 2003 the noteholder agreed to reduce the interest rate to 9% in exchange for modifying the frequency of interest-only payments to monthly from quarterly.  The Company must begin principal repayments in June 2004 with the final payment due in September 2005.

In May 2002, the Company purchased operating equipment from our landlord.  The $180,000 interest-free note requires monthly payments of $5,000.  The acquired equipment secures the note. The Company recorded the note at a discounted present value of $167,281, utilizing an imputed interest rate of 4.25%.  $109,713 remained outstanding on this note at June 30, 2003.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  The Company is required to make monthly interest-only payments at the prime rate quoted by National City Bank (4.25% at June 30, 2003).  The loan is payable upon demand.  $143,935 remained outstanding under this note at June 30, 2003.

Maturities of notes payable for the 5 years succeeding June 30, 2003 are:

2004	$379,052
2005	279,630
2006	409,920
2007	173,633
2008	117,504

Total	$1,359,739

5.     Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2003 and 2002 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(126,000) in the three months ended June 30, 2003 and decreased approximately $(54,000) in the three months ended June 30, 2002.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At June 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $26,400,000, which is available to offset future taxable income, if any, through 2022.

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

	For the nine months ended June 30 (Unaudited)

	Multipress	Columbus Jack	Corporate	Eliminations(1)	Consolidated

Total Revenue
2002	$2,650,548	$3,304,432	—	$(53,371)	$5,901,609
2003	$1,884,830	$3,827,879	—	—	$5,712,709

Operating Profits (Losses)
2002	$(31,470)	$63,389	$(207,256)	$153,884	$(21,453)
2003	$(16,246)	$739,941	$(216,849)	—	$506,846

Identifiable Assets
2002	$1,345,498	$1,958,469	$1,435,193	$352,756	$5,091,916
2003	$1,193,579	$2,360,456	$1,502,025	$352,756	$5,408,816

Depreciation and Amortization Expense
2002	$51,803	$100,096	$44,189	—	$196,088
2003	$78,846	$39,940	$13,439	—	$132,225

Capital Expenditures
2002	$173,759	$29,674	—	—	$203,433
2003	$11,210	$115,754	—	—	$126,964

(1) Represents intercompany sales and consolidation entry related to Columbus Jack acquisition.

7.             Intangible Assets

A.            Intangible assets consist of the following:

	June 30, 2003
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

8.                                       Recently –Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 on January 1, 2003.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123 “Accounting for Stock-Based Compensation” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS 148 on January 1, 2003.

In May 2003 the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

In January 2003 the FASB issued Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation requires a Company to consolidate the financial statements of a “Variable Interest Entity” “VIE”, sometimes also known as a “special purpose entity”, even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a “controlling financial interest” in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE’s created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which a Company holds a variable interest that it acquired before February 1, 2003.

The adoption of these pronouncements will not have a material effect on the Company’s financial position, results from operations or cash flows.

9.             Extraordinary Item

The extraordinary item has two components.  The first component is a gain of $293,926 recognized during the quarter ended December 31, 2002 from the refinancing of a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a new $300,000 subordinated note payable, bearing interest at 10% annually.  The second component is a gain of $44,572 recognized during the quarter ended June 30, 2003 from the payoff of the Company’s line of credit in a discounted amount.

10.           Subsequent Events

Effective July 1, 2003 the holder of the $300,000 Columbus Jack acquisition note payable agreed to reduce the interest rate from 10% to 9% in exchange for modifying the frequency of interest-only payments to monthly from quarterly.  The Company must begin principal repayments in June 2004 with the final payment due in September 2005.

On August 3, 2003 the Company’s Columbus Jack subsidiary reached agreement on a new three-year contract with its union employees.  We do not expect any material effect on our financial position or results of operations from this agreement.

Item 2.  Management’s Discussion and Analysis of

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

Three Months Ended June 30, 2003 Compared to June 30, 2002

OVERVIEW

Consolidated sales remained flat during the quarter ended June 30, 2003 at $2,075,890 compared to $2,130,835 in the quarter ended June 30, 2002.  Consolidated operating income was $313,590 in 2003 compared to $187,778 in 2002.  Improved profit margins at Columbus Jack and reduced operating expenses within the entire Company were the primary reasons for the profitability increase.

MACHINE TOOLS

Net Sales for the quarter ended June 30, 2003 were $692,741 compared to $915,259 for the quarter ended June 30, 2002, a decrease of $222,518, or (24.3)%. We shipped 36 units of machines in 2003 compared to 29 units in 2002.  We did not attain our projection of $825,000 primarily due to customer delays.  Due to the slow economy, pricing remains extremely competitive throughout the machine tool manufacturing sector.  Our June 30, 2003 backlog was approximately $411,000 compared to $462,000 at June 30, 2002.  We expect machine tool sales for the three months ending September 30, 2003 to be approximately $730,000.  We do not anticipate a significant increase in sales through December 31, 2003.

Operating income was $108,553 compared to operating income of $34,217 for the same period last year.  The low level of orders continues reducing our efficiency, forcing us to absorb fixed costs of production over fewer units of product. Salaried employees, including management, continue to work at reduced pay levels until the business outlook improves.  Since December 31, 2002 we increased some selling prices on repair parts, and certain employees agreed to accept further pay reductions, including the Company’s President and Chief Operating Officer, Ted Schwartz.  His base salary was reduced from $120,000 to $85,000 annually.  Additionally, staffing for the consolidated entity was reduced by approximately 15%.  Finally, common expenses shared between Multipress and Columbus Jack are now allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress.  These cost reductions and reallocations are the primary reason for the improved operating income.  We anticipate an operating profit of approximately 10% in the next quarter.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended June 30, 2003 were $1,383,148 compared to $1,215,576 for the quarter ended June 30, 2002, an increase of $167,572, or 13.8%.  We shipped 214 units of equipment in the quarter compared to 156 units in 2002.  Our June 30, 2003 backlog was approximately $1.7 million.  We expect ground support equipment sales for the three months ending September 30, 2003 to be approximately $1.2 million.

Operating income was $266,997 compared to operating income of $246,519 in 2002.  Common expenses shared between Multipress and Columbus Jack are allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress. We expect operating income at Columbus Jack to be approximately 15% in the next quarter.

CORPORATE EXPENSES

Corporate expenses were $61,960 in the quarter ended June 30, 2003 compared to $92,958 in 2002.  Most of the decrease was due to reduced legal fees.  Beginning in March 2003, and continuing through December 2003, the Company’s CEO, Richard Drexler, will accept no salary, which had been set at $65,000 annually, but he is eligible for any bonus the board deems appropriate.  We expect corporate expenses to be approximately $75,000 in the next quarter.

INTEREST EXPENSE, NET

Consolidated net interest expense for the quarter ended June 30, 2003 was $26,221 compared to net interest expense of $31,009 for the same period last year.  The decreased expense is due to the reduction of debt provided by the Company’s October 2002 preferred stock offering.  At June 30, 2003 we have approximately $1.36 million of debt at various interest rates and maturity dates.  We anticipate interest expense of approximately $25,000 in the September 2003 quarter.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company issues monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to offer the Company loan terms as favorable as the terms the lending group offered.

On May 14, 2003, the Company and its’ Columbus Jack subsidiary reached a settlement in the Granville Solvents pending environmental civil action.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments to Granville in exchange for Granville’s dismissal of all claims against the Companies.  During the quarter ended June 30, 2003 the Company recognized approximately $10,000 of expenses for the difference between the settlement amount and the amount previously reserved for settlement.

INCOME TAX EXPENSE

The consolidated income tax provision in the quarter ended June 30, 2003 includes a benefit related to utilization of NOL carryforwards of approximately $126,000.  2002 includes a benefit related to utilization of NOL carry forwards of approximately $69,000.  The 2003 and 2002 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

Nine Months Ended June 30, 2003 Compared to June 30, 2002

OVERVIEW

Consolidated sales decreased 3.2% during the nine months ended June 30, 2003 to $5,712,709 from $5,901,609 in the nine months ended June 30, 2002. The decrease resulted from reduced shipments at Multipress.  Consolidated operating income was $506,846 in 2003 compared to an operating loss of $(21,453) in 2002.  Improved profit margins at Columbus Jack and reduced operating expenses within the entire Company are the primary reasons for the profitability turnaround.  Also, during the 2003 period we recognized an extraordinary gain composed of $293,926 from the refinancing of a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation and $44,572 from the discounted payoff of the Company’s bank line of credit.

MACHINE TOOLS

Net Sales for the nine months ended June 30, 2003 were $1,884,830 compared to $2,597,177 for the period ended June 30, 2002, a decrease of $712,347, or (27.4)%. We shipped 81 units of machines in 2003 compared to 65 units in 2002.  Due to the slow economy, pricing competition remains extremely competitive throughout the machine tool manufacturing sector.  Our June 30, 2003 backlog was approximately $411,000 compared to $462,000 at June 30, 2002.  We expect machine tool sales for the twelve months ending September 30, 2003 to be approximately $2.6 million.  We do not anticipate a significant increase in sales through December 31, 2003.

Operating loss was $(16,246) compared to operating loss of $(31,470) for the same period last year.  The low level of orders continues reducing our efficiency, forcing us to absorb fixed costs of production over fewer units of product.  Also, gross margins are lower because we are reducing prices on new machinery in an effort to maintain order volume.  Salaried employees, including management, continue to work at reduced pay levels until the business outlook improves.  Since December 31, 2002 we increased some selling prices on repair parts, and certain employees agreed to accept further pay reductions, including the Company’s President and Chief Operating Officer, Ted Schwartz.  His base salary was reduced from $120,000 to $85,000 annually.  Additionally, staffing for the consolidated entity was reduced by approximately 15%.  Finally, common expenses shared between Multipress and Columbus Jack are now allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress.  These cost reductions and reallocations are the primary reason for the improved operating results. We anticipate operating income will be approximately 2% for the twelve months ending September 30, 2003.

GROUND SUPPORT EQUIPMENT

Net Sales for the nine months ended June 30, 2003 were $3,827,878 compared to $3,304,432 for the nine months ended June 30, 2002, an increase of $523,446, or 15.8%.  We shipped 546 units of equipment in 2003 compared to 495 units in 2002.  Our June 30, 2003 backlog was approximately $1.7 million.  We expect ground support equipment sales for the twelve months ending September 30, 2003 to be approximately $5.0 million.

Operating income was $739,941 in 2003 compared to operating income of $63,389 in 2002.  Gross margin on sales for the nine months was 35.6%, which is significantly above Columbus Jack’s historical average of 30%, due to a favorable product mix and improved production processes. We do not expect this to be representative of future business.  Additionally, common expenses shared between Multipress and Columbus Jack are allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater resources than Multipress. The improved gross margins are the primary reason for the increased operating income.  We expect operating income at Columbus Jack to be approximately 18% for the twelve months ending September 30, 2003.

CORPORATE EXPENSES

Corporate expenses were $216,849 in the nine months ended June 30, 2003 compared to $207,256 in 2002.  The increase was due to legal fees associated with the preferred stock offering, renewal of a line of credit, and a closeout of a failed acquisition attempt from last fiscal year.  Also, directors’ and officers’ insurance, director fees and SEC reporting fees added to the increase.  Beginning in March 2003, and continuing through December 2003, the Company’s CEO, Richard Drexler, will accept no salary, which had been set at $65,000 annually, but he is eligible for any bonus the board deems appropriate.  We expect corporate expenses to be approximately $292,000 for the twelve months ending September 30, 2003.

INTEREST EXPENSE, NET

Consolidated net interest expense for the nine months ended June 30, 2003 was $89,511 compared to net interest expense of $157,089 for the same period last year.  The decreased expense is due to the exclusion of approximately $57,000 of interest related to common stock issued in the first fiscal quarter of 2002 and the reduction of debt provided by the Company’s October 2002 preferred stock offering.  At June 30, 2003 we have approximately $1.36 million of debt at various interest rates and maturity dates.  We expect interest expense of approximately $115,000 for the twelve months ending September 30, 2003.

In October 2002, we entered into a private placement equity sale of $625,000 in preferred stock.  We used the Private Placement proceeds to reduce existing debt.  Specifically, we paid off the $345,000 principal outstanding under our note to Eastlake Securities, Inc., due in December 2002.  Additionally, we refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  We recognized an extraordinary gain of approximately $293,000 during the quarter ending December 31, 2002 as a result of this refinancing.  Effective July 1, 2003 the noteholder agreed to reduce the interest rate to 9% in exchange for modifying the frequency of interest-only payments to monthly from quarterly.  The Company must begin principal repayments in June 2004 with the final payment due in September 2005. The remaining $80,000 of proceeds from the preferred stock sale was used to payoff a term note we had with a regional bank.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and

the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company issues monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to offer the Company loan terms as favorable as the terms the lending group offered.

On May 14, 2003, the Company and its’ Columbus Jack subsidiary reached a settlement in the Granville Solvents pending environmental civil action.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments to Granville in exchange for Granville’s dismissal of all claims against the Companies.  During the quarter ended June 30, 2003 the Company recognized approximately $10,000 of expenses for the difference between the settlement amount and the amount previously reserved for settlement.

INCOME TAX EXPENSE

The consolidated income tax provision in the nine months ended June 30, 2003 includes a benefit related to utilization of NOL carryforwards of approximately $205,000.  2002 includes no benefit related to utilization of NOL carryforwards.  The 2003 and 2002 provisions relate to federal alternative minimum tax, state income tax, and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had a working capital surplus of $1,487,609 as compared to a working capital surplus of $551,214 at June 30, 2002 and $149,468 at September 30, 2002.  The improvement since September 30 is primarily due to the preferred stock offering we completed in October 2002 and our profitability in the current year.  We believe the surplus will increase in the next quarter as we anticipate a consolidated net profit in the fourth fiscal quarter.  Our major source of liquidity continues to be from operations.  We no longer have a line of credit, therefore, if we are unable to maintain our profitability our liquidity will be severely restricted and the surplus could become a deficit.  We are currently unwilling to issue any additional equity for financing purposes due to the change in control provisions under the IRS Code Section 382, which would severely impact our utilization of our NOL carryforwards.

FINANCING

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company issues monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.

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

On May 14, 2003, the Company and its’ Columbus Jack subsidiary reached a settlement in the Granville Solvents pending environmental civil action.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments to Granville in exchange for Granville’s dismissal of all claims against the Companies.  During the quarter ended June 30, 2003 the Company recognized approximately $10,000 of expenses for the difference between the settlement amount and the amount previously reserved for settlement.

During the quarter ended June 30, 2003 our Board declared and we paid dividends of $16,187 on our preferred stock.  .

On May 24, 2002, Quality Products, Inc. entered into an agreement with our landlord to finance certain machinery.  The interest-free $180,000 note requires fixed monthly payments of $5,000.00 for 36 months.  The first payment was made July 1, 2002 and the final payment is due June 1, 2005.  The equipment being financed secures the note. The note was recorded at a discounted present value of $163,118 utilizing an imputed interest rate of 4.75%.  At June 30, 2003 there was a discounted present value balance of $109,713 outstanding.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate (4.25% at June 30, 2003). At June 30, 2003 there was a balance of $143,935 outstanding under this loan. In the event of default, the loan is payable upon demand.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note was recorded at a discounted present value of $839,918 utilizing an imputed interest rate of 7.0%.  In October 2002, we refinanced $1,000,000 of this note.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in September 2005.  We recognized an extraordinary gain of approximately $293,000 during the quarter ended December 31, 2002 as a result of this refinancing.  Additionally, effective July 1, 2003 the holder of the $300,000 note agreed to reduce the interest rate to 9% from 10% in exchange for modifying the frequency of interest-only payments to monthly from quarterly.  The Company must begin principal repayments in June 2004 with the final payment due in September 2005.  At June 30, 2003 the $41,263 of the original note that was not refinanced remains outstanding.

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

In 1994, the Company’s Columbus Jack Corporation (“CJC”) subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  On May 14, 2003, the Company and CJC reached a settlement in the Granville Solvents civil action.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments to Granville in exchange for Granville’s dismissal of all claims against the Companies.  During the quarter ended June 30, 2003 the Company recognized approximately $10,000 of expenses for the difference between the settlement amount and the amount previously reserved for settlement.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 5.    Other Information

On August 3, 2003 the Company’s Columbus Jack subsidiary reached agreement on a new three-year contract with its union employees.  We do not expect any material effect on our financial position or results of operations from this agreement.

Item 6.  Exhibits and Reports on Form 8-K

a.                                       Exhibits

4.1         Promissory Note dated April 16, 2003, by and among the Company and Richard A. and Clare F. Drexler, Dan L. Drexler, Jason Drexler, Theodore P. Schwartz, Eleanor Metnick and Nicole E. Drexler, RD&J Corporation, the Dale S. Drexler Living Trust, Karen K. Hart, and the Alyce A. Lazar Living Trust.

31.1               Section 302 Certification

31.2    Section 302 Certification

32.1               Section 906 Certification

32.2    Section 906 Certification

b.             Reports on Form 8-K

On April 17, 2003 the Company issued a report on 8-K disclosing the appointment of Mr. Kenneth T. Urbaszewski to the Board of Directors and the completion of a $770,000 financing agreement with a group of private investors.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date: August 13, 2003	By:	/s/ Richard A. Drexler
Richard A. Drexler
Chairman & Chief Executive Officer

Date: August 13, 2003	By:	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer and
Principal Accounting Officer