Form 10KSB
period 2003-09-30
QUALITY PRODUCTS INC
filed 2003-12-24
CIK 843462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.00001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $7,618,971.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 5, 2003, was $ 671,580 based on the price of $0.53 as reported by the OTC electronic bulletin board on such date.

As of December 5, 2003, there were 3,153,497 shares of Common Stock, $.00001 Par Value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There is no annual report, proxy statement, or prospectus to incorporate by reference.

Transitional Small Business Disclosure Format (check one):           Yes  ☐   No  ☒

QUALITY PRODUCTS, INC.

FORM 10-KSB

PART I

ITEM 1.  BUSINESS

a.  BUSINESS DEVELOPMENT

Quality Products, Inc. (the “Company”), a Delaware corporation, is a holding company, originally organized in 1988 under the name “Analytics Inc.”  We have three wholly-owned operating subsidiaries.  QPI Multipress, Inc. (“Multipress”), an Ohio corporation, is a manufacturer of hydraulic presses and accessories.  The trade name “MultiPress” has been in use for over 60 years.  On April 26, 2001 we acquired Columbus Jack Corporation (“CJC”), an Ohio corporation.  CJC is a manufacturer of hydraulic jacks and other ground support equipment for aircraft.  The trade name “Columbus Jack” has been in use for over 45 years.  Multipress and CJC exhibit similarities and experience synergies in the areas of purchasing, production, engineering and accounting.  However, the two companies differ in the areas of sales and marketing.  Multipress uses a network of manufacturers’ representatives to distribute its products, whereas the majority of sales at CJC are United States government customers that are sold to directly using internal salespeople.  On September 29, 2003 we established A-1 Specialty & Gov’t. Packaging, Inc., an Ohio corporation (“A1”) that provides packaging services for external customers as well as for Multipress and CJC.  On October 3, 2003 A1 acquired inventory and equipment for $22,000.  A1 sells its services through the use of one internal employee.

b.  BUSINESS OF QUALITY PRODUCTS, INC.

QPI MULTIPRESS, INC.

Multipress manufactures industrial hydraulic bench presses, floor presses, (together, referred to as  “Multipresses” herein) and accessories used with Multipresses.  The Company is one of the leading producers of industrial hydraulic “C” frame presses in the United States.  Multipresses are used in a variety of industries, including automotive, appliance, abrasive materials, electrical and food compaction industries.  Additionally, we supply repair parts and service for this equipment.  Historically, parts and service has averaged approximately 20% of Multipress’ total revenues and represented approximately 24% of Multipress’ fiscal 2003 revenues.

The current Multipress line, which consists of 27 different standard models, is adaptable to CIM (Computer Integrated Manufacturing), a combination of hydraulic presses with robotics.  Multipress has provided turnkey operations to a number of Fortune 500 companies.  Turnkey systems include a combination of any number of peripheral automation devices supplied by third party companies used in conjunction with a Multipress.

Approximately 75% of the machines Multipress ships are special or modified in some way to suit customer requirements.  In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving platen can be furnished up to 1000-ton capacity.  Many special designs and configurations have been furnished in the 60 years Multipresses have been produced.  These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, and several units located around a large dial table.

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

Multipress markets its presses through an in house force consisting of two sales agents and through exclusive outside machine tool distributors.  Historically, Multipress’ primary markets have been in the Midwestern United States, principally Ohio, Michigan, Indiana and Illinois.

Multipress does not market directly abroad; however, it has sold presses through sales representatives to customers outside of the United States.

One customer accounted for 6% of Multipress’ sales in fiscal 2003.

Multipress’ order backlog has no discernable pattern, as customer purchasing is not seasonal.  Multipress’ backlog at September 30, 2003 was approximately $514,000, compared to Multipress’ historical average backlog of $800,000 to $1,000,000.  The backlog usually ships within three to six months from the date ordered.

COLUMBUS JACK CORPORATION

CJC manufactures hydraulic jacks and other ground support equipment for maintenance functions of commercial and government aircraft.  The current product line consists of tripod jacks, axle jacks, towbars, tire bead breakers, tire dollies, tire fixtures, and aircraft weighing systems.  Additionally, we supply repair parts and service for this equipment.  Parts and service represented approximately 42% of Columbus Jack’s fiscal 2003 revenues, compared to 47% in 2002.

We require many different raw material components for our products, but we are not dependent on any one supplier for these products.  Our relationship with suppliers is satisfactory.

We compete in our market with approximately five other companies worldwide, none of which is dominant.  We compete primarily based on quality, longevity, service, and pricing.

Our products are primarily marketed through three in-house salespeople.  Although our main market is the United States, in 2003 foreign sales were approximately $165,000.

The U.S. government represented approximately 54% of sales revenues in fiscal 2003, compared with the historical average of 50%.  The largest single commercial customer represented 6% of CJC’s sales.

CJC’s backlog has no discernable pattern, as customer purchasing is not seasonal.  At September 30, 2003 the backlog was approximately $1.6 million, compared to our historical average backlog of  $1.75 million to $2.0 million.  The backlog usually ships within three to six months from the date ordered.

A-1 SPECIALTY & GOV’T. PACKAGING, INC.

A1 provides custom packaging and crating services to commercial and government entities as well as to Multipress and CJC.  A1 provides these services to many industries including furniture, antiques, industrial machinery, computer equipment, and art.  A1 is qualified for all military specifications and prepares both domestic and export shipments.  A1 began operations on October 1, 2003.

EMPLOYEES

Quality Products employed a total of 52 employees, with 49 of those full-time, as of September 30, 2003, 12 of whom belonged to the International Association of Machinists and Aerospace Workers, AFL-CIO.  We believe our relationship with the union is satisfactory.  The union contract expires August 5, 2006.

The Company has a registered trademark on “Multipress”, and an unregistered trademark on “Columbus Jack”.

The Company does require government approval of its products or services that are sold to the U.S. government.

The Company is not aware of any existing or probable governmental regulations, which will have a material effect on the business.

The Company had no research and development expenses in fiscal years 2003 or 2002.

The Company incurred no material costs or effects due to compliance with environmental laws except the settlement of the “Granville Solvents vs. CJC” legal proceeding, in which the Company and CJC issued a 24 month, $52,500 principal, 4% annual interest, note payable in exchange for Granville’s release from any future claims.  See Part I, Item 3 for details.

The Company maintains the following websites for information on products and services:

A1 – www.a-1govpackaging.com

CJC – www.columbusjack.com

Multipress – www.multipress.com

c.  REPORTS TO SECURITY HOLDERS

The Company is not required to send reports to Security Holders.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file with the SEC, including the Company.  The Internet address of that site is www.sec.gov.  The Company’s 10KSB and other filings may be viewed and downloaded from that site.  In addition, the public may read and copy any material that the Company files with the SEC at the SEC’s public reference room, 450 5th Street, NW, Washington, DC, 20549.  The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTY OF THE COMPANY

Location	Description

2222 S. Third St. Columbus, Ohio 43207-2402	A lease for approximately 45,000 square feet of manufacturing and office space currently expiring July 31, 2007. The rental rate is $13,333 per month. The property is in good condition.

321 Dering Ave., Bldg 1 Columbus, Ohio 43207-2955	A lease for approximately 12,000 square feet of manufacturing and office space currently expiring September 30, 2006. The rental rate is $3,000 per month. The property is in good condition.

ITEM 3.  LEGAL PROCEEDINGS

In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company’s presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer’s facility.  Although the Company’s subsidiary carries full product liability insurance, the Company’s former management did not notify the insurance carrier within the prescribed time period.  Accordingly, this claim is not covered by insurance.  Based upon consultation with the Company’s counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  Prior to 2003 the Company recorded a provision for this matter that is immaterial to the consolidated financial statements.  The case is Roberta Jackson v. Multipress, Inc., Quality Products, Inc. and McGill Manufacturing, Case No. 64D02-9311-CT-2675, Superior Court #2, Porter County Indiana.

In 1994, the Company’s Columbus Jack Corporation (“CJC”) subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  On May 14, 2003, the Company and CJC reached a settlement in the Granville Solvents civil action.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments to Granville in exchange for Granville’s dismissal of all claims against the Companies.  On or about May 20, 2003, the case was dismissed with prejudice in accordance with a Notice of Dismissal resulting from the settlement.  During the year ended September 30, 2003 the Company recognized approximately $10,000 of expenses for the difference between the settlement amount and the amount previously reserved for settlement.  Granville Solvents Site Response Management Group, LLC v. Columbus Jack Corporation and Quality Products, Inc., Case No. 02-CVH01782, Court of Common Pleas, Franklin County Ohio.

In November 2002, Richard Ramirez sued QPI Multipress, Inc., in Madera County California Superior Court under a product liability claim.  The claim asserts that on November 14, 2001, plaintiff was severely injured while operating a press manufactured by Multipress in 1994.  Multipress carries product liability insurance, which covers this claim.  Although plaintiff has not made a full demand for damages, the Company believes that its liability insurance coverage is sufficient to cover the amount of any judgment likely to be handed down in this action.  The Company has substantial defenses and believes it is not liable.  The Company has made no provision in the financial statements for any potential loss from this action.  Ramirez v. QPI Multipress, Inc., et al., Case No. CV18743, Madera County Superior Court, California.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The following table shows the high and low bid prices for the Company’s Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - “QPDC”), for the period commencing October 1, 2001 to September 30, 2003.  Such prices reflect inter-dealer prices, may not represent actual transactions, and do not include retail markup, markdown, or commissions.

2003	High	Low

First Quarter - December 31, 2002	$0.55	$0.35
Second Quarter - March 31, 2003	0.35	0.30
Third Quarter - June 30, 2003	0.51	0.35
Fourth Quarter - September 30, 2003	0.70	0.45

2002	High	Low

First Quarter - December 31, 2001	$1.03	$0.83
Second Quarter - March 31, 2002	1.01	0.66
Third Quarter - June 30, 2002	1.00	0.72
Fourth Quarter - September 30, 2002	0.80	0.55

(b) Approximate number of equity securities holders:

Title of Class	Approximate Number of Record Holders (as of September 30, 2003)

Common Stock, $.00001 Par Value	2,000

(c) Dividends:

In October 2002 the Company issued $625,000 of preferred stock with an annual dividend rate of 10% per share.  During fiscal year 2003 the Company paid $63,750 of preferred stock dividends.  No dividends are in arrears.

The Company paid no dividends in the years ending September 30, 2002 or 2003 on its Common Stock and the Company does not anticipate paying dividends in the foreseeable future on its common stock.  The Company is not restricted from paying dividends as long as the preferred stock dividends are not in arrears.  Additionally, the Company must include the preferred shareholders in any dividend payment made to the common shareholders.

(d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	None

RECENT SALE OF UNREGISTERED SECURITIES

On October 15, 2002, we completed a private placement with a group of investors including our Chairman, Richard Drexler, (the “Private Placement”) whereby we sold (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value  (the “Series A Preferred”), and (ii) warrants to purchase an aggregate of 208,331 shares of our Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $625,000.  The investor group consists of The Dale Newberg Pension Trust, Richard A. Drexler, TTEE, Richard A. Drexler Trust, U/A DTD 9/14/90, Dan L. Drexler, and Jason Drexler.   We used the Private Placement proceeds to reduce existing debt.

In connection with the Private Placement, we filed a Certificate of Designations, Preferences, and Rights of the Series A Preferred with the Secretary of State of Delaware (the “Certificate of Designations”).  The Series A Preferred has a stated value of $100 per share, with a dividend rate of 10.0% per annum, declared quarterly.  If the Board does not declare and pay the dividend on the Series A Preferred, then the dividends accrue at the rate of 12%.  The Series A Preferred is nonvoting.  After three years the holders of the Series A Preferred may voluntarily convert their Series A Preferred to common stock.  The conversion price will be the lower of (i) $0.75, or (ii) an amount equal to the average of the closing bid prices of the Common Stock for the 20 consecutive trading days preceding a notice of conversion.  If all of the Series A Preferred is converted at $.75, then the Corporation will issue 833,333 shares of common stock upon conversion.  The warrants are convertible into 208,331 shares of Common Stock at a price of $0.75 per share (subject to certain adjustments), and expire on the tenth anniversary of their issuance.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in 2003 as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company makes monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  At September 30, 2003, $693,000 remained outstanding under this note.

On September 23, 2003 the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The note is unsecured.  The proceeds from the note were used to pay off the Company’s outstanding debt with Mr. Dennis Mellman, in the discounted amount of $270,000.  The Company recognized a gain of approximately $30,000 in 2003, representing the difference between the prediscount amount of $300,000 owed to Mr. Mellman and the discounted amount of $270,000.  The Company has no further liabilities to Mr. Mellman.  Beginning October 31, 2003, the Company will issue monthly interest-only payments of $1,875.  Principal payments of $6,944.45 plus accrued interest are due beginning October 31, 2005, with the final payment due on September 30, 2008.  The interest rate of 9% is identical to the rate due under the Mellman note.  At September 30, 2003 there was $250,000 outstanding under this note.

On November 17, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a five-year term note payable in the amount of $200,000 principal at 8.50% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The proceeds from the note will be used to acquire a Mazak M-5 Turning Center machine that is vital to the Company’s manufacturing operations.  The Company granted a security interest to the lending group in the machine.  Beginning December 31, 2003, the Company will make monthly principal repayments of $2,000 plus accrued interest, with the final balloon payment of $80,000 plus accrued interest due on December 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.

The Company sold these securities without registering them with either federal or state authorities in reliance on Rules 505 and 506 of Regulation D under the Securities Act of 1933 and related state law exemptions from registration.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into three components: Machine Tools, Aircraft Ground Support Equipment, and Packaging.  The packaging component had no operations prior to October 1, 2003.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  In consultation with our Board of Directors and Audit Committee, we have identified five accounting policies that we believe are key to an understanding of our financial statements.  These are important accounting policies that require management’s most difficult, subjective judgments.

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

The fourth critical accounting policy relates to inventory.  Our inventories are stated at the lower of standard cost or market. Slow moving and obsolete inventories are analyzed for potential reserves on a quarterly basis. To calculate the reserve amount, we compare the current on-hand quantities with the actual usage over the past 36 months. On-hand quantities greater than actual usage are calculated at the standard unit cost. The engineering, production, and sales departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then reserved. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

The fifth critical accounting policy relates to income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), which is an asset and liability method of accounting that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of accounting.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

RESULTS OF OPERATIONS

Year Ended September 30, 2003 Compared to September 30, 2002

OVERVIEW

Consolidated sales decreased less than 1.0% during the year ended September 30, 2003 to $7,618,971 from $7,672,869 in the year ended September 30, 2002. The minimal decrease resulted from the significant business slowdown experienced by Multipress offset by a significant increase at CJC.  Consolidated operating income was $748,639 in 2003 as compared to operating loss of $(439,369) in 2002.  There were two significant reasons for the profitability turnaround.  First, a combination of selling price increases and improved cost controls enhanced gross profit margins at Columbus Jack.  Second, we reduced operating expenses within the entire Company.  Specifically, compensation decreased approximately $150,000 due to staff and salary reductions, and approximately $132,000 of 2002 expenses associated with moving to a new facility, an increased allowance for bad debts, and a failed acquisition attempt did not recur in 2003.  Also, during the 2003 period we recognized a gain composed of $293,926 from the refinancing of a note payable issued in April 2001 for the acquisition of Columbus Jack Corporation, $44,572 from the discounted payoff of the Company’s bank line of credit, and $30,000 for a second refinancing of the CJC acquisition note.

MACHINE TOOLS

Net Sales for the year ended September 30, 2003 were $2,631,382 compared to $3,388,108 for the year ended September 30, 2002, a decrease of $(756,726), or 22.3%. We shipped 109 units in 2003 compared to 105 units in 2002.  Although sales volume appears to have stabilized, due to the slow economy, pricing remains extremely competitive throughout the machine tool manufacturing sector.  Our September 30, 2003 backlog was approximately $514,000 compared to $150,000 at September 30, 2002.  We expect machine tool sales for the quarter ending December 31, 2003 to be approximately $750,000 and for fiscal year 2004 to be approximately $2.7 million.

Fiscal year 2003 operating income was $55,028 compared to operating loss of $(78,242) for the same period a year earlier.  The low volume of orders continues to reduce our manufacturing efficiency, forcing us to absorb fixed costs of production over fewer units of product.  Also, gross margins are lower because we are reducing prices on new machinery in an effort to maintain order volume.  Salaried employees, including management, continue to work at reduced pay levels until the business outlook improves and is sustainable.  Since December 31, 2002 we increased some selling prices on repair parts, and certain employees agreed to accept further pay reductions, including the Company’s President and Chief Operating Officer, Ted Schwartz.  His base salary was reduced from $120,000 to $85,000 annually.  Additionally, staffing for the consolidated entity was reduced by approximately 15%.  Finally, common expenses shared between Multipress and Columbus Jack are now allocated 80% to Columbus Jack and 20% to Multipress, as we have determined Columbus Jack utilizes greater corporate resources than Multipress.  These cost reductions and reallocations are the primary reason for the improved operating results. We anticipate operating income margin will be approximately 7% of gross sales for the quarter ending December 31, 2003 and approximately 3% for the twelve months ending September 30, 2004.

GROUND SUPPORT EQUIPMENT

Net Sales for the year ended September 30, 2003 were $4,987,589 compared to $4,284,761 in 2002.  We shipped 728 units in 2003 compared to 643 units in 2002.  The September 30, 2003 backlog was approximately $1.6 million compared to $2.5 million at September 30, 2002. We expect ground support sales for the quarter ending December 31, 2003 to be approximately $1.5 million and for fiscal year 2004 to be approximately $5.5 million.

Fiscal year 2003 operating income was $938,027, compared to operating loss of $(26,385) in 2002.  Gross margin on sales for 2003 was 35.1%, which is significantly above Columbus Jack’s historical average of 30%, due to a favorable product mix and improved production processes. We do not expect this to be representative of future business.  The increased sales and the improved gross margins are the primary reasons for the increased operating income.  Additionally, the 2002 operating loss included an increased reserve for slow moving inventory of approximately $156,000.  We anticipate operating income margin will be approximately 20% of gross sales for the quarter ending December 31, 2003 and approximately 18% for the twelve months ending September 30, 2004.

PACKAGING

A-1 Specialty & Gov’t. Packaging, Inc. is a packaging company supplying services to commercial and government entities as well as to Multipress and CJC.  A1 provides custom packaging and crating for products including furniture, antiques, industrial machinery, computer equipment, and art.  A1 is qualified for all military specifications and prepares both domestic and export shipments.  A1, although incorporated on September 29, 2003, did not begin operations until October 1, 2003.  Operating estimates are dependent upon revenues, therefore, no estimates are available at this time.

CORPORATE EXPENSES

Corporate expenses were $244,416 in the fiscal year 2003 compared to $334,742 in 2002.  The decrease primarily resulted from approximately $159,000 of non-recurring 2002 expenses representing legal fees, accounting fees and non-refundable purchase fees all resulting from a failed acquisition attempt.  In March 2003, the Company’s CEO, Richard Drexler elected to accept no salary, which had been set at $65,000 annually.  This waiver will continue through December 31, 2003.  Beginning January 1, 2004 his salary will be $70,000 annually. Additionally, in fiscal 2003 the Board of Directors awarded Mr. Drexler a bonus of $3,500.  We expect corporate expenses of approximately $280,000 for fiscal year 2004, a majority of which represents public company expenses, including audit fees, directors and officers insurance, transfer agent fees, and legal fees.  This does not consider any increases in these expenses as they are not readily determinable due to the current legal issues surrounding the general corporate environment of the United States.

INTEREST EXPENSE, NET

Consolidated net interest expense for the fiscal year 2003 was $112,273, composed of interest expense of $113,341 and interest income of $1,068, compared to net interest expense of $177,697 for 2002.  The decreased expense is due to the exclusion of approximately $57,000 of interest related to common stock issued in the first fiscal quarter of 2002 and the reduction of debt provided by the Company’s October 2002 preferred stock offering.  At September 30, 2003 we have approximately $1.31 million of debt at various interest rates and maturity dates.  In November 2003 we issued a $200,000 note payable to finance a new machine tool used for production.  We expect interest expense of approximately $105,000 for the twelve months ending September 30, 2004.  This does not consider any effects of refinancing our debt at lower interest rates, which is possible but not certain.  None of our existing debt is subject to early repayment penalties.

PROVISION FOR INCOME TAXES

The consolidated income tax provision in fiscal year 2003 includes a benefit related to utilization of NOL carryforwards of approximately $468,000.   2002 includes a benefit primarily due to accelerated depreciation available to the Company.  The 2003 provision relates to state income tax and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had a working capital surplus of $1,682,702 as compared to a working capital surplus of $149,468 at September 30, 2002.  The improvement is primarily due to the preferred stock offering we completed in October 2002 and our profitability in the current year.  We believe the surplus will increase in the next quarter as we anticipate a consolidated net profit in the first fiscal quarter of 2004.  Our major source of liquidity continues to be from operations.  We no longer have a line of credit, therefore, if we are unable to maintain our profitability our liquidity will be severely restricted and the surplus could become a deficit.  We are currently unwilling to issue any additional equity for financing purposes due to the change in control provisions under the IRS Code Section 382, which would severely impact our utilization of our NOL carryforwards.  Additionally, if certain 5% shareholders were to transact in the Company’s common stock Section 382 could recognize a change in control and the NOL carryforwards would be severely impacted.

2003’s cash flow from operations provided $805,360 compared to $35,793 in 2002.  The improvement is due to our profitability.  Inventory increased by approximately $300,000 due to one CJC order that is scheduled to ship in the first fiscal quarter of 2004.  We expect positive cash flow from operations in 2004 due to continued profitability.  Cash used for investing activities was $136,010 in 2003 compared to $124,379 in 2002.  We expect investing activities to use over $350,000 in 2004 for the acquisition of production machinery.  2003 net cash used for financing activities was $322,660 which paid down debt and dividends on preferred stock compared to $307,464 used in 2002 for debt only.  We expect financing activities in 2004 to use net cash of over $140,000 to pay debt and preferred dividends.

FINANCING

On November 17, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a five-year term note payable in the amount of $200,000 principal at 8.50% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The proceeds from the note will be used to acquire a Mazak M-5 Turning Center machine that is vital to the Company’s manufacturing operations.  The Company granted a security interest to the lending group in the machine.  Beginning December 31, 2003, the Company will make monthly principal repayments of $2,000 plus accrued interest, with the final balloon payment of $80,000 plus accrued interest due on December 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.

On September 23, 2003 the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The note is unsecured.  The proceeds from the note were used to pay off the Company’s outstanding debt with Mr. Dennis Mellman, in the discounted amount of $270,000.  The Company recognized a gain of approximately $30,000 in 2003, representing the difference between the prediscount amount of $300,000 owed to Mr. Mellman and the discounted amount of $270,000.  The Company has no further liabilities to Mr. Mellman.  Beginning October 31, 2003, the Company will issue monthly interest-only payments of $1,875.  Principal payments of $6,944.45 plus accrued interest are due beginning October 31, 2005, with the final payment due on September 30, 2008.  The interest rate of 9% is identical to the rate due under the Mellman note.  At September 30, 2003 there was $250,000 outstanding under this note.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in 2003 as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company makes monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  At September 30, 2003, $693,000 remained outstanding under this note.

On October 15, 2002, we completed a private placement with a group of investors including our Chairman, Richard Drexler, (the “Private Placement”) whereby we sold (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value  (the “Series A Preferred”), and (ii) warrants to purchase an aggregate of 208,331 shares of the our Common Stock at an exercise price of $0.75 per share, for an aggregate purchase price of $625,000.  The investor group consists of The Dale Newberg Pension Trust, Richard A. Drexler, TTEE, Richard A. Drexler Trust, U/A DTD 9/14/90, Dan L. Drexler, and Jason Drexler.  We used the Private Placement proceeds to reduce existing debt, including   refinancing the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation, resulting in a gain of $293,926 in 2003.

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

On May 24, 2002, Quality Products, Inc. entered into an agreement with our landlord to finance certain machinery.  The interest-free $180,000 note requires fixed monthly payments of $5,000.00 for 36 months.  The first payment was made July 1, 2002 and the final payment is due June 1, 2005.  The equipment being financed secures the note. The note was recorded at a discounted present value of $163,118 utilizing an imputed interest rate of 4.75%.  At September 30, 2003 there was a discounted present value balance of $95,962 outstanding.

In July 1994, Columbus Jack borrowed $150,000 from the father of the former President of Columbus Jack as an unsecured working capital loan. The Company is required to make monthly interest-only payments at the prime rate (4.25% at September 30, 2003). At September 30, 2003 there was a balance of $143,935 outstanding under this loan.   While there is no maturity date associated with this loan, in the event of default, the loan is payable upon demand.

In April 2001, as part of the Columbus Jack purchase agreement, we issued an interest-free note-payable to the former owners of Columbus Jack Corporation, in the amount of $1,060,000 in exchange for 100% of the stock of Columbus Jack. The note was recorded at a discounted present value of $839,918 utilizing an imputed interest rate of 7.0%.  In October 2002, we refinanced $1,000,000 of this note.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 subordinated note payable, bearing interest at 10% annually.  We recognized an extraordinary gain of approximately $293,000 during 2003 as a result of this refinancing.   In September 2003 the note was paid off for the discounted amount of $270,000 resulting in recognition of an additional gain of $30,000.  At September 30, 2003 $48,000 of the $60,000  original note that was not refinanced remains outstanding at the discounted present value amount of $42,780.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 2003 and September 30, 2002, there were no disagreements with the Company’s accountants on accounting and financial disclosure practices.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2003, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2003 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal control over financial reporting during the year ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

These controls and procedures are processes designed by, or under the supervision of, the principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

2.     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and

3.     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Our external auditors, Farber & Hass, LLP have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as it is not yet required since the Company has less than $75 million in “public float”.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 2003 are listed below:

Name	Age	Position	Director Since

Kenneth Urbaszewski	56	Director	March 2003

Richard Drexler	56	Chairman and CEO	October 2001

Ted Schwartz	65	President and COO	—

Tac Kensler	36	Chief Financial Officer and Secretary	—

Karen Hart	56	Assistant Treasurer and Assistant Secretary	—

Mr. Urbaszewski was appointed to the board in March 2003. He holds the designation of Chartered Financial Analyst (CFA) and has 25 years of experience in the investment management business.  In 1998, he retired as Senior Vice President in the Fixed Income Department of Scudder Kemper Investments.  Since his retirement in 1998, Mr. Urbaszewski has been a private investor, and a board member of his local United Way.  Since 2000, he has served as a Trustee for his local Police Pension Fund.

Mr. Drexler was appointed to the board in October 2001.  He is currently owner of R.A.D. & Associates, a business consulting firm.  For more than the past five years Mr. Drexler has been President, CEO and Chairman of Allied Products Corporation, an industrial manufacturing company, operating under Chapter 11 bankruptcy since October 2000. He is the sole director of Allied.  He is also the CEO and sole director of ABC NACO, a public company engaged in the manufacturing of products for the rail industry, operating under Chapter 11 bankruptcy. In October 2002, he assumed the position of CEO for Quality Products.  Mr. Drexler received a bonus of $3,500 as his only compensation in 2003. He will begin receiving his $70,000 annual compensation in January 2004.

In October 2003, Mr. Schwartz was appointed President and COO of Quality Products, Inc. and all operating subsidiaries.  Mr. Schwartz became President of QPI Multipress, Inc. on December 15, 1997. He has been involved in the hydraulic press business for 40 years.  For more than the five years prior to December 1997, Mr. Schwartz was an officer and director of PH Group, Inc., a manufacturer and marketer of hydraulic presses.

Ms. Hart became treasurer of Columbus Jack on April 26, 2001 upon its acquisition by Quality Products.  For more than five years prior to April 2001, she was an officer of Columbus Jack and began her employment there in February 1966.  In October 2003, she was appointed Assistant Treasurer and Assistant Secretary of Quality Products, Inc. and all operating subsidiaries.

Mr. Kensler was promoted to Chief Financial and Administrative Officer of the Company in May 1998. In October 2002, he was appointed Secretary and CFO of the Company and all operating subsidiaries.  From December 1994 through April 1998, he was the Controller for QPI Multipress, Inc.  Prior to joining the Company in January 1994, he was employed in the accounting department of the Worthington Steel Company, a steel-processing manufacturer.

Significant Employees	Age	Position

Dan L. Drexler	30	Director of Operations of Quality Products, Inc.

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

Family Relationships

Richard Drexler and Dan Drexler are Father and Son.

Involvement in Certain Legal Proceedings

Richard Drexler is President, CEO, Chairman and sole director of Allied Products Corporation, an industrial manufacturing company, operating under Chapter 11 bankruptcy since October 2000. He is also the CEO and sole director of ABC NACO, a public company engaged in the manufacturing of products for the rail industry, operating under Chapter 11 bankruptcy.

Audit Committee Financial Expert

The Board of Directors has determined that Quality Products does not have a financial expert serving on its audit committee.  The Board has been unable to locate any person having the qualifications and willing to serve in the capacity of financial expert for reasonable compensation.  However, we are not required to have a financial expert because our common stock is not listed on a securities exchange.

Identification of Audit Committee

Both members of the Board of Directors serve as the Audit Committee, with Mr. Urbaszewski serving as Chairperson.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company for fiscal year 2003, the Company is not aware of any director, officer, or beneficial owner of more than 10% of its outstanding common stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

Quality Products, Inc. has not adopted a formal written code of ethics.  Ethical conduct is assumed.  The Company operates with a small management team and each individual on that team operates in accordance with the highest ethical standards.

ITEM 10.             EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 2001, 2002 and 2003 whose compensation in any of these years exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Other Annual Compen- sation		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Richard Drexler	2003	—		$3,500	(1)	—		—	—	—	—
Chairman and CEO	2002	—		—		—		—	—	—	—
Since 10/02	2001	—		—		—		—	—	—	—

Bruce Weaver -	2003	$16,036		—		—		—	—	—	—
President (2/96 —10/02)	2002	$84,204		—		—		—	—	—	—
	2001	$78,750		$11,000		—		—	—	—	—

Theodore Schwartz	2003	$99,713	(2)	$2,500	(1)	$12,065	(3)	—	—	—	—
President and COO	2002	$121,211	(2)	—		$14,688	(3)	—	—	—	—
	2001	$125,300	(2)	$22,300		$9,231	(3)	—	—	—	—

(1)   Represents amount accrued in fiscal 2003, but payment was deferred until fiscal 2004.

(2)   Mr. Schwartz was provided with premium reimbursement for life insurance as part of salary.  The cost of this item is included in the above table.

(3)   Represents a monthly car allowance for nine months of fiscal 2001 and twelve months of fiscal 2002 and 2003.

There were no stock options granted to any executive officer during the fiscal year ended September 30, 2003.

Effective October 1, 2002 the Board established compensation amounts for directors at $1,000 per month.  On January 1, 2003 the policy was amended to pay each director $1,000 annually.  In fiscal year 2003 Mr. Drexler received $3,000 and Mr. Urbaszewski received $750.  There were no other payments to directors in 2003.

There are no employment contracts or termination of employment or change-in-control arrangements with any executive officer or significant employee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were no securities authorized for issuance under equity compensation plans in fiscal 2003.

The following tables set forth certain information as of September 30, 2003 regarding the ownership of each class of the Company’s equity securities beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group, and beneficial owners of more than 5% of any class of securities.  The Company has only one class of Preferred stock outstanding, Series A Convertible Preferred.  The term “Preferred” in the following charts refers to the Series A Convertible Preferred.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class(4)
Common	Dan Drexler	651,664	(1)	19.4%
Preferred	875 N Michigan Ave	1,000		16.0%
	Suite 3350
	Chicago, IL 60611

Common	Dale B. Newburg	662,133	(2)	19.7%
Preferred	550 N. Island	1,000		16.0%
	Golden Beach, FL 33160

Common	Jason Drexler	33,333	(3)	1.0%
Preferred	875 N Michigan Ave	1,000		16.0%
	Suite 3350
	Chicago, IL 60611

Common	Bruce Weaver	170,783		5.1%
	500 Villagrande Ave
	St. Petersburg, FL 33707

Common	Murray Koppelman	201,541		6.0%
	230 Park Ave, 7th Floor
	New York, NY 10169

(1)   For Mr. Dan Drexler, this represents 85,000 shares owned individually, 533,332 shares owned as a joint tenant with Richard Drexler, and warrants to purchase 33,333 shares within 60 days.

(2)   For Ms. Dale Newberg, this includes warrants to purchase 33,333 shares within 60 days.

(3)   For Mr. Jason Drexler, this represents warrants to purchase 33,333 shares within 60 days.

(4)   Total shares outstanding for common are 3,153,497 issued plus 208,333 convertible from warrants within 60 days.  Total shares outstanding for preferred are 6,250.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class(4)
Common	Richard Drexler	669,372	(1)	19.3%
Preferred	711 N McKinley Rd	3,080	(2)	49.3%
	Lake Forest, IL 60045

Common	Ted Schwartz	5,000		(3)
	2222 S Third St
	Columbus, OH 43207

Common	Kenneth Urbaszewski	2,000		(3)
	2222 S Third St
	Columbus, OH 43207

Common	Tac Kensler	500		(3)
	2222 S Third St
	Columbus, OH 43207

Common	Directors & Officers as a group	676,872		20.1%
Preferred	(4 persons)	3,080		49.3%

(1)   For Mr. Richard Drexler, this represents 12,500 shares owned directly, 533,332 shares owned as a joint tenant with Dan Drexler, and warrants to purchase 102,666 shares within 60 days.

(2)   For Mr. Richard Drexler, this represents 1,450 shares owned in an IRA and 1,630 shares owned in the Richard A. Drexler Trust.

(3)   Less than 1%.

(4)   Total shares outstanding for common are 3,153,497 issued plus 208,333 convertible from warrants within 60 days.  Total shares outstanding for preferred are 6,250.

CHANGES IN CONTROL

Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 17, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler and two other members of the Drexler family.  The Company issued a five-year term note payable in the amount of $200,000 principal at 8.50% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The proceeds from the note will be used to acquire a Mazak M-5 Turning Center machine that is vital to the Company’s manufacturing operations.  The Company granted a security interest to the lending group in the machine.  Beginning December 31, 2003, the Company will make monthly principal repayments of $2,000 plus accrued interest, with the final balloon payment of $80,000 plus accrued interest due on December 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.

On September 23, 2003 the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler and other members of the Drexler family.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The note is unsecured.  The proceeds from the note were used to pay off the Company’s outstanding debt with Mr. Dennis Mellman, in the discounted amount of $270,000.  The

Company recognized a gain of approximately $30,000 in 2003, representing the difference between the prediscount amount of $300,000 owed to Mr. Mellman and the discounted amount of $270,000.  The Company has no further liabilities to Mr. Mellman.  On October 31, 2003, the Company began monthly interest-only payments of $1,875.  Principal payments of $6,944.45 plus accrued interest are due beginning October 31, 2005, with the final payment due on September 30, 2008.  The interest rate of 9% is identical to the rate due under the Mellman note.  At September 30, 2003 there was $250,000 outstanding under this note.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart and other members of the Drexler family.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s unencumbered assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in 2003 as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company issues monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  At September 30, 2003 $693,000 remained outstanding under this note.

In October 2002, Mr. Richard Drexler, Chairman and CEO of the Company, purchased 4,080 shares of the Company’s preferred stock as part of a private placement in which the Company raised $625,000, which was used to reduce debt.  Several members of Mr. Drexler’s family participated in the private placement as well as Dale Newburg, a significant shareholder.  In total the Drexler family acquired 5,250 of the 6,250 shares issued in the sale.

Statements in this Form 10-KSB that are not historical facts, including statements about the Company’s prospects, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic changes, litigation, management estimates and financing arrangements.  These risks and uncertainties could cause actual results to differ materially from the statements made.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	-	Restated Certificate of Incorporation of the Company incorporated by reference from 10-KSB for the period ending September 30, 1997.

3.2	-	Amended and Restated By-Laws of the Company incorporated by reference from 10-KSB for the period ending September 30, 1997.

3.3	-	Amended Article four of the Certificate of Incorporation of the Company incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.1	-	Asset Purchase Agreement for machinery between the Company and Schuler Inc. incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.2	-

Promissory Note dated April 16, 2003, by and among the Company and Richard A. and Clare F. Drexler, Dan L. Drexler, Jason Drexler, Theodore P. Schwartz, Eleanor Metnick and Nicole E. Drexler, RD&J Corporation, the Dale S. Drexler Living Trust, Karen K. Hart, and the Alyce A. Lazar Living Trust incorporated by reference from 8-K filed April 17, 2003.

4.3	-	Security Agreement dated April 16, 2003 incorporated by reference from 8-K filed April 17, 2003.

4.4	-	Guarantee dated April 16, 2003 incorporated by reference from 8-K filed April 17, 2003.

4.5	-

$250,000 Unsecured Promissory Note dated September 23, 2003, by and among the Company and Richard A. Drexler Trust, Eleanor Metnick, RD&J Corporation, and the Dale S. Drexler Living Trust incorporated by reference from 8-K filed November 18, 2003.

4.7	-	Certificate of Designations dated October 8, 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.8	-	Dennis Mellman note payable dated October 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.9	-	Revolving Loan Agreement dated October 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.10	-	Guarantee dated September 23, 2003 incorporated by reference from 8-K filed November 18, 2003.

4.11	-

$200,000 Secured Promissory Note dated November 17, 2003, by and among the Company and Richard A. Drexler Trust, Dan L. Drexler, Jason I. Drexler, and the Dale S. Drexler Living Trust incorporated by reference from 8-K filed November 18, 2003.

4.12	-	Security Agreement dated November 17, 2003 incorporated by reference from 8-K filed November 18, 2003.

4.13	-	Guarantee dated November 17, 2003 incorporated by reference from 8-K filed November 18, 2003.

10.1	-	Agreement for Purchase and Sale of Business Assets between Quality Products, KSD Packaging & Shipping, and Dennis Mellman effective October 1, 2003.

10.2	-	Production contract between Columbus Jack Corporation and U.S Navy dated October 15, 2001 incorporated by reference from 10-KSB for the period ending September 30, 2002.

10.4	-	Production contract between Columbus Jack Corporation and U.S Navy dated September 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

10.7	-	Building Lease Agreement effective October 1, 2003.

10.8	-	Building Lease Agreement effective November 10, 2003.

10.9	-	Richard Drexler November 2002 compensation arrangement for fiscal 03 incorporated by reference from 10-KSB for the period ending September 30, 2002.

10.10	-	Building Lease Agreement effective August 1, 2002 incorporated by reference from 10- KSB for the period ending September 30, 2002.

21	-	Subsidiaries of Quality Products, Inc.

31.1	-	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Executive Officer
31.2	-	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Financial Officer

32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

2003: $55,890

2002: $57,209

Audit-related Fees - audit services for failed acquisition attempt.

2003:  None

2002:  $27,500

Tax Fees - preparation of federal and state income tax returns and state sales tax returns; tax advice for NOL carryforwards.

2003:  $12,465

2002:  $14,500

All Other Fees - Board of Directors and Audit Committee meetings

2003:  $3,200

2002:  None

Audit Committee Pre-approval Procedure

Annually the Company’s audit committee shall select, evaluate, and, when appropriate replace the outside auditor for the Company subject to the full Board approval or shareholder vote.  100 %  of the auditing and tax preparation services identified above were approved by the audit committee.

There were no hours of audit work performed by persons other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.

By:	/s/Richard A. Drexler	Date: December 24, 2003
Richard A. Drexler
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Richard A. Drexler	Date: December 24, 2003
Richard A. Drexler
Director and Principal Executive Officer

/s/Tac D. Kensler	Date: December 24, 2003
Tac D. Kensler
Chief Financial Officer and Principal Accounting Officer

/s/Kenneth T. Urbaszewski	Date: December 24, 2003
Kenneth T. Urbaszewski
Director

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

No proxy statement or annual report has been sent to security holders.

QUALITY PRODUCTS, INC.

Consolidated Financial Statements

As of September 30, 2003 and

For the Years Ended

September 30, 2003 and 2002

and Independent Auditors’ Report

QUALITY PRODUCTS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the “Company”) as of September 30, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Farber & Hass LLP
November 7, 2003
Oxnard, California

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$415,209
Accounts receivable, net	764,206
Inventories, net	1,827,475
Prepaid expenses and other current assets	194,114
Total current assets	3,201,004

PROPERTY AND EQUIPMENT:
Software	131,598
Plant equipment	760,118
Office equipment	242,136
Leasehold improvements	41,422
Vehicles	8,890
Total property and equipment	1,184,164
Less accumulated depreciation	(750,176)
Property and equipment, net	433,988

GOODWILL, Less accumulated amortization of $18,164	1,821,535

OTHER ASSETS	9,459

TOTAL ASSETS	$5,465,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable:
Non-related party	$238,945
Related party	154,000
Current portion of lease obligation	4,586
Accounts payable	588,215
Accrued payroll and payroll related expenses	96,029
Other accrued expenses and current liabilities	285,791
Customer deposits	150,736
Total current liabilities	1,518,302

LONG-TERM DEBT, Net of current portion:
Note payable to non-related party	116,497
Note payable to related party	789,000
Lease obligation	2,578
Total long-term debt, net	908,075

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, non-voting par value $.00001; stated value $100; 10,000,000 shares authorized; 6,250 shares issued and outstanding	1
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,153,497 shares issued and outstanding, 1,666,667 shares reserved for future issuance	32
Additional paid-in capital	26,044,337
Accumulated deficit	(23,004,761)
Total stockholders’ equity	3,039,609

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,465,986

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

NET SALES	$7,618,971	$7,672,869

COST OF GOODS SOLD	5,181,518	5,984,803

GROSS PROFIT	2,437,453	1,688,066

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,688,814	2,127,435

INCOME (LOSS) FROM OPERATIONS	748,639	(439,369)

OTHER INCOME (EXPENSE):
Interest expense	(113,341)	(179,332)
Interest income	1,068	1,635
Gain (loss) on asset disposition	538	(115,395)
Acquisition option fee	(75,000)
Miscellaneous other income	440,265	1,352
Other income (expense), net	328,530	(366,740)

INCOME (LOSS) BEFORE INCOME TAXES	1,077,169	(806,109)

PROVISION (BENEFIT) FOR INCOME TAXES	30,272	(29,233)

NET INCOME (LOSS)	$1,046,897	$(776,876)

INCOME (LOSS) EARNINGS PER SHARE:
Basic and Diluted	$.31	$(.25)

Weighted Average Shares Outstanding	3,153,497	3,138,031

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

BALANCES, OCTOBER 1, 2001	0	$0	3,091,632	$30	$25,427,307	$(23,274,782)	$2,152,555

NOTE SUBORDINATION AGREEMENT			59,500	1	55,781		55,782
REVERSE STOCK SPLITS 4-TO-1			2,365	1			1
NET LOSS						(776,876)	(776,876)
BALANCES, SEPTEMBER 30, 2002	0	0	3,153,497	32	25,483,088	(24,051,658)	1,431,462

PRIVATE PLACEMENT OF 6,250 SHARES OF CLASS A PREFERRED STOCK @ $100 PER SHARE	6,250	1			624,999		625,000
PREFERRED DIVIDENDS PAID					(63,750)		(63,750)
NET INCOME						1,046,897	1,046,897
BALANCES, SEPTEMBER 30, 2003	6,250	$1	3,153,497	$32	$26,044,337	$(23,004,761)	$3,039,609

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,046,897	$(776,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	146,786	190,829
Inventory reserve	12,169	188,627
Accounts receivable reserve	7,651
Gain (loss) on sale of assets	(538)	115,395
Common stock issued on note subordination		55,782
Changes in operating assets and liabilities:
Accounts receivable	30,363	487,408
Inventories	(309,091)	65,746
Other assets	60,191	(91,008)
Accounts payable	(297,275)	47,751
Accrued payroll	46,807
Accrued Expenses	(55,249)	(106,132)
Customer deposits	116,649	(141,729)
Net cash provided by operating activities	805,360	35,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(138,710)	(124,379)
Cash received from sale of asset	2,700
Net cash used in investing activities	(136,010)	(124,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on non-related party long-term debt	(584,407)
Net proceeds from related party debt	270,497
Repayments of notes payable		(393,464)
Bank Line of Credit	(570,000)	86,000
Cash received from issuance of preferred stock	625,000
Dividends paid to preferred stockholders	(63,750)
Net cash used in financing activities	(322,660)	(307,464)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	346,690	(396,050)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,519	464,569

CASH AND EQUIVALENTS, END OF YEAR	$415,209	$68,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$113,341	$105,105
Cash paid for taxes	$23,259	$25,060

6

NON-CASH RELATED DISCLOSURES:

In May 2002, the Company purchased $167,281 of equipment from the Company’s landlord in exchange for a note payable of the same amount.

In April 2003, the Company entered into a note payable of approximately $10,500 to acquire machinery.  As of September 30, 2003, the Company had made payments of approximately $2,850 against the note.

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description - Quality Products, Inc. (the “Company”) is a holding company.  The Company’s operating subsidiaries are QPI Multipress Inc. (“Multipress”), a manufacturer of industrial hydraulic presses and Columbus Jack Corporation (“CJC”), a manufacturer of ground support equipment for aircraft.  In September 2003, the Company formed a new subsidiary, A1 Specialty & Gov’t. Packaging, Inc.  In October 2003, the subsidiary purchased $22,000 of business assets from the former owner of Columbus Jack. The Company also owns a non-operating subsidiary, American Liberty Mining Corporation, which holds certain zinc mining claims that the Company has valued at zero since 1995.

Substantially all of CJC’s manufacturing employees are subject to a collective bargaining agreement that expires in August 2006.

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Pervasiveness of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include certain investments with original maturities of three months or less.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.  At September 30, 2003, the Company had substantially all cash and cash equivalents on deposit with one financial institution.  The ending balance exceeded the FDIC insured amount.

At September 30, 2003, one customer (a U.S. government agency) accounted for 11% of trade accounts receivable.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers. The Company normally requires deposits to support large customer orders.  However, the Company’s CJC subsidiary does not require deposits on orders from United States government agencies.

Operating Segment Information - The Company predominantly operates in two industry segments, industrial hydraulic presses and aircraft ground support equipment.  Substantially all of the Company’s assets and employees are located in Columbus, Ohio.  Effective for fiscal years beginning after December 15, 1997, SFAS No. 131 required that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, the geographic areas in which they operate and their major customers.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. However, this statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical.  Note 4 provides segment information by operating subsidiary.

Accounting for Stock-Based Compensation - Stock option grants are set at the closing price of the Company’s common stock on the day prior to the date of grant.  Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models to provide supplemental information regarding options granted after 1994.  No options were granted or vested during the two years ended September 30, 2003.

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

Advertising Costs - Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses.  Advertising expense amounted to $35,485 and $49,925 in 2003 and 2002, respectively.

Net Income (Loss) Per Share - Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year.  Diluted earnings (loss) per share has not been presented as the impact is anti-dilutive.

Impact Of New Accounting Standards - SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  SFAS 144 superseded SFAS 121 and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 on October 1, 2002.  It did not have a material impact on its consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3.  The Company adopted the provisions of SFAS 146 on January 1, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.  This Interpretation requires a company to consolidate the financial statements of a “Variable Interest Entity” (“VIE”), sometimes also known as a “special purpose entity”, even if the entity does not hold a majority equity interest in the VIE.  The Interpretation requires that if a business enterprise has a “controlling financial interest” in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position.  This Interpretation was effective immediately for all VIE’s created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which a company holds a variable interest that it acquired before February 1, 2003.  The Company does not expect any effect on its financial position or results of operations from the adoption of this Interpretation.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

2.             INVENTORIES

Inventories at September 30, 2003 consist of:

Raw materials	$1,480,602
Work-in-process	666,092
Total	2,146,694
Less reserve	(319,219)

Inventories, net	$1,827,475

3.             PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 consist of:

Software	$131,598
Plant equipment	760,118
Office equipment	242,136
Leasehold improvements	41,422
Vehicles	8,890
Total property and equipment	1,184,164
Less accumulated depreciation	(750,176)

Property and equipment, net	$433,988

The estimated useful lives used to depreciate property and equipment are as follows:

Leasehold improvements	5 - 31 years
Machinery and equipment	5 - 10 years
Furniture and fixtures	5 - 10 years
Computer equipment and Software	3 - 5 years
Vehicle	4 - 5 years

4.             FINANCIAL REPORTING FOR BUSINESS SEGMENTS

The Company reports its results in two primary segments, industrial presses and aircraft ground equipment.  Inter-segment sales are recorded at cost and are immaterial.  Interest income and interest expense are excluded from the operating profits by segment and are shown under the Corporate division.  Identifiable assets are those used by each segment in its operations.  Corporate assets consist primarily of cash and cash equivalents, investments and prepaid expenses.

	Multipress	CJC	Corporate	A-1	Consolidated

Total Revenue
2002	$3,388,108	$4,284,761	$0		$7,672,869
2003	$2,631,382	$4,987,589	$0	$0	$7,618,971

Operating Profits (Losses)
2002	$(78,242)	$(26,385)	$(334,742)		$(439,369)
2003	$55,028	$938,027	$(244,416)	$0	$748,639

Identifiable Assets
2002	$1,275,038	$1,733,678	$1,916,611		$4,925,327
2003	$1,171,685	$2,402,888	$1,890,413	$1,000	$5,465,986

Depreciation and Amortization Expense
2002	$65,890	$124,939	$0		$190,829
2003	$99,045	$47,741	$0	$0	$146,786

5.             OPERATING LEASES

At September 30, 2003, the Company was obligated under several noncancellable operating leases, primarily for the current facilities and equipment that expire over the next four years.  These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for all operating leases was $176,315 in 2003 and $269,320 in 2002.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2003, are:

Year ending September 30:

2004	$212,215
2005	208,092
2006	205,145
2007	133,333

Total	$758,785

6.             CAPITALIZED LEASE OBLIGATION

The Company has a capitalized lease obligation, which provides for monthly payments of $435.  The lease matures in 2005 and is collateralized by machinery with a net book amount of approximately $9,593.  Future payments on the lease obligation are as follows:

2004	$5,220
2005	2,609
Total minimum lease payments	7,829
Less interest	(665)
Present value of net minimum lease payments	7,164
Less current portion	(4,586)

Total non-current portion	$2,578

7.             LINE OF CREDIT

In April 2001, the Company entered into a $1,000,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank’s Prime Rate.  As of April 2003, the Company repaid the outstanding balance and closed this line of credit.

In April 2001, the Company’s CJC subsidiary entered into a $700,000 revolving line of credit agreement with a regional bank payable at a variable interest rate at the Bank’s Prime Rate plus 1%.  As of April 2003, the Company repaid the outstanding balance and closed this line of credit.

At September 30, 2003 the Company had no lines of credit open or outstanding.

8.             NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000.  Each unit represented:  a) a $50,000 interest in a 6%, $1,500,000 note due December 29, 2000 and extended until December 29, 2002; b) a warrant (Series A) to purchase 10,000 shares of the Company’s common stock at $1 per share during the period November 1, 1997 through September 30, 2000; and c) a warrant (Series B) to purchase 15,000 shares of the Company’s common stock at $2 per share during the period October 1, 1999 through September 30, 2001.  In November 2000, the Company replaced the expired Series A warrants with Series C warrants for each unit holder who agreed to extend the remaining unpaid note balance.  As of September 30, 2003, all the warrants had expired.  In October 2002, the Company repaid the outstanding balances by completing a private placement with a group of investors (see Note 13).

In April 2001, the Company purchased all of the outstanding common stock of Columbus Jack Corporation.  In connection with that purchase, the Company issued a non-interest bearing note payable for $1,060,000 to the former majority shareholder of CJC.  The Company recorded the note at a discounted present value of $838,435 based upon a 7.0% interest rate.  In September 2003, the Company repaid the outstanding balance of this note, except for $48,000, by completing a financing agreement (see Note 13).

In April 2001, the Company entered into a financing agreement with a third party.  The Company issued a sixty-month term note payable in the amount of $60,000 principle with 0% interest.  Principle is paid annually.  As of September 30, 2003, the outstanding balance was $48,000.

As part of the acquisition of CJC by QPI in April 2001, QPI assumed a CJC note payable of $150,000 to the father of the former owner of CJC.  The note calls for variable monthly, interest only payments at a rate equal to the Prime Rate of National City Bank.  The principal is repayable upon demand.  At September 30, 2003, $143,935 was outstanding.

In May 2002, the Company purchased operating equipment from their landlord.  The $180,000 interest-free note requires monthly payments of $5,000.  The note is secured by the acquired equipment. The Company recorded the note and the related asset at a discounted present value of $167,281, utilizing an imputed interest rate of 4.75%.

In April 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8% annual interest.  The Company granted a security interest to the lending group in substantially all of the Company’s assets.  The proceeds from the note were used to repay the Company’s outstanding line of credit with U.S. Bank in the discounted amount of $758,000.  The Company recognized a gain of approximately $44,000 in the quarter ending June 30, 2003, representing the difference between the prediscount amount of $800,776 owed to the bank and the discounted amount of $758,000.  Beginning April 30, 2003, the Company initiated monthly principal repayments to the private investor group of $12,833 plus accrued interest, with the final payment due on March 31, 2008.

In May 2003, CJC entered into a settlement agreement with the Granville Solvents Site Response Management Group to settle litigation relating to CJC’s participation in the Granville Solvent Superfund Site.  As part of the settlement, CJC entered into a 2-year note payable to the Granville Solvents Group in the amount of $52,500.  The note calls for monthly payments of $2,279.81 including interest of 4%.  The final payment on the note is May 1, 2005.

On September 23, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9% annual interest.  The note is unsecured.  The proceeds from the note were used to repay the Company’s debt with the former owner of Columbus Jack in the discounted amount of $270,000.  The Company recognized a gain of approximately $30,000 in the quarter ending September 30, 2003, representing the difference between the prediscount amount of $300,000 owed to the former majority shareholder and the discounted amount of $270,000.  Beginning October 31, 2003, the Company will make monthly interest-only payments of $1,875 to the private investor group.  Principal payments of $6,944.45 plus accrued interest are due beginning October 31, 2005 with the final payment due on September 30, 2008.

Maturities of notes payable for the years succeeding September 30, 2003 are:

2004	$392,945
2005	246,498
2006	249,333
2007	249,333
2008	160,333

Total	$1,298,442

9.             INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2003 and 2002 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance increased or (decreased) approximately $(1,034,000) and $264,000 in the years ended September 30, 2003 and 2002, respectively, representing primarily net taxable income in 2003 and net taxable loss in 2002.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At September 30, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,430,000 which is available to offset future taxable income, if any, through 2022.

The tax benefit in 2002 is primarily due to accelerated depreciation available to the Company in 2002.

10.           REVERSE STOCK SPLIT

During fiscal 1991 through 1994, the Company declared three separate reverse stock splits ranging from 5-to-1 through 4-to-1.  The reverse stock splits shown in the consolidated statements of stockholders equity relate to conversions of predecessor entity stock.

11.           EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(K) Plan for the benefit of all full-time employees, except for those covered by the collective bargaining agreement.  Employees may make voluntary contributions to the Plan.  The Company may elect to make employer-matching contributions.  Plan expenses incurred by the Company totalled approximately $5,686 and $3,027 during 2003 and 2002, respectively.

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

During 1999, the CJC subsidiary adopted the Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132).  SFAS 132 standardizes disclosure requirements without changing the recognition or measurement of pension or postretirement benefit plans.  Net periodic benefit cost included the following components:

Defined Benefit Pension Plan	2003	2002

Service cost	$15,879	$16,365
Interest cost	23,361	26,467
Actual return on Plan assets	10,457	10,302
Amortization of unrecognized net transition asset	(9,559)	(9,559)
Amortization of prior service costs	0	0
Amortization of initial net asset	0	0
Amortization of unrecognized loss	14,319	16,497
Net asset (gain) deferred for later recognition	(28,611)	(28,799)

Net periodic benefit cost	$25,846	$31,273

The following table sets forth the combined status of the Plan as recognized in the balance sheet at September 30:

	2003	2002

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year	$407,831	$340,818
Service cost	15,879	16,365
Interest cost	23,361	26,467
Amendments	0	0
Actuarial gain (loss)	(60,219)	52,618
Benefits paid	(41,450)	(28,437)

Benefit obligation, end of year	$345,402	$407,831

	2003	2002
CHANGE IN PLAN ASSETS:
Fair value of Plan assets,
beginning of year	$181,524	$194,107
Actual return on Plan assets	(10,457)	(10,302)
Company contributions	29,425	26,156
Benefits paid	(41,450)	(28,437)

Fair value of Plan assets, end of year	$159,042	$181,524

FUNDED STATUS OF THE PLAN:
Pension benefit obligation:
Accumulated benefit obligation:
Vested	$(266,725)	$(341,562)
Non-vested	(6,900)	(5,470)
Total accumulated benefit obligation	(273,625)	(347,032)
Additional benefits based on estimated future salary levels	(71,777)	(60,799)
Projected benefit obligation	(345,402)	(407,831)
Fair value of Plan assets	159,042	181,524
Funded status	(186,360)	(226,307)
Fourth quarter contribution	0	0
Unrecognized net transition asset	(38,238)	(47,797)
Unrecognized prior service cost	0	0
Unrecognized net loss	268,842	314,769

Prepaid pension cost	$44,244	$40,665

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	7.0%	7.0%
Expected return on Plan assets	8.5%	8.5%
Rate of compensation increase	6.0%	6.0%
Inflation	4.0%	4.0%

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

In May 2003, the Company entered into a settlement agreement relating to the Company’s participation in the Granville Solvents Group (see Note 8).  As part of the settlement, the Company entered into a two year note payable of $52,500.

In November 2002 the Company was sued in Madera County (California) Superior Court by an individual who alleges that he was injured by a press manufactured by the Company’s QPI MultiPress subsidiary. The damages that are being asserted by the defendant are covered by insurance.  After consultation with the Company’s legal counsel, the Company has made no provision in the financial statements for the potential outcome of this matter.

13.           PRIVATE PLACEMENT

On October 15, 2002, the Company completed a private placement (the “Private Placement”) with a group of investors including the Company’s Chairman, Richard Drexler, whereby the Company sold: (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.00001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value (the “Series A Preferred”); and (ii) warrants to purchase an aggregate of 208,331 shares of the Company’s Common Stock at an exercise price of $0.75 per share for an aggregate purchase price of $625,000.  The investor group consists of The Dale Newberg Pension Trust, Richard Drexler, Dan L. Drexler and Jason Drexler.

The common shares potentially available to preferred shareholders upon conversion of their preferred stock was excluded from the calculation of diluted earnings per share at September 30, 2003 as their effect would be anti-dilutive. Accordingly, diluted earnings per share is not presented in the financial statements.

The Company used the Private Placement proceeds to reduce existing debt.  Specifically, the Company repaid the $345,000 principal outstanding under the Company’s note to Eastlake Securities, Inc., due in December 2002.  Additionally, the Company refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of

$200,000 and the issuance of a $300,000 note payable, bearing interest at 10% annually.  Quarterly interest-only payments are required beginning in December 2002, with the $300,000 principal payable in full in October 2005.  The Company recognized miscellaneous income of approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing.

In connection with the Private Placement, the Company filed a Certificate of Designations, Preferences, and Rights of the Series A Preferred with the Secretary of State of Delaware (the “Certificate of Designations”).  The Series A Preferred has a stated value of $100 per share, with a dividend rate of 10.0% per annum, declared quarterly.  If the Board does not declare and pay the dividend on the Series A Preferred, then the dividends accrue at the rate of 12%.  The Series A Preferred is nonvoting.  After three years the holders of the Series A Preferred may voluntarily convert their Series A Preferred to common stock.  The conversion price will be the lower of (i) $0.75, or (ii) an amount equal to the average of the closing bid prices of the common stock for the 20 consecutive trading days preceding a notice of conversion.  If all of the Series A Preferred is converted at $0.75, then the Company will issue 833,333 shares of common stock upon conversion.

The warrants are convertible into 208,331 shares of common stock at a price of $0.75 per share (subject to certain adjustments), and expire on the tenth anniversary of their issuance.

14.           SUBSEQUENT EVENT (UNAUDITED)

In November 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a secured five-year term note payable in the amount of $200,000 principal at 8.5% annual interest.  The proceeds from the note will be used to acquire manufacturing machinery.  Beginning December 31, 2003, the Company will be required to make monthly principal payments of $2,000 plus accrued interest, with the final payment of $80,000 plus accrued interest due on December 31, 2008. The note is secured by the related manufacturing equipment.

