Form 10QSB
period 2003-12-31
QUALITY PRODUCTS INC
filed 2004-02-06
CIK 843462

United States
Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2003

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2222 S Third St., Columbus, OH 43207-2402
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 27, 2004 the Company had 3,158,497 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2003

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$292,935
Trade accounts receivable, less allowance for doubtful accounts of $63,002	1,044,789
Inventories, less reserves of $319,219	1,838,173
Prepaid expenses and other current assets	164,202
Total current assets	3,340,099

PROPERTY AND EQUIPMENT	1,441,954
Less accumulated depreciation	(786,657)
Property and equipment, net	655,297

GOODWILL, Less accumulated amortization of $19,174	1,821,535

TOTAL ASSETS	$5,816,931

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2003

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of notes payable:
Non-related party	$233,370
Related party	178,000
Accounts payable	765,713
Current portion of lease obligation	5,048
Accrued payroll and payroll related expenses	87,687
Accrued personal property taxes	61,711
Accrued commissions	34,881
Accrued expenses - other	212,872
Customer deposits	50,248
Total current liabilities	1,629,530

LONG-TERM DEBT, Net of current portion:
Note payable to non-related party	88,536
Note payable to related party	924,500
Lease obligation	1,296
Total long-term debt, net	1,014,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, convertible, non-voting, par value $.00001, stated value $100; 10,000,000 shares authorized; 6,250 shares issued and outstanding;	0
Common stock, $.00001 par value; 20,000,000 shares authorized; 3,153,497 shares issued and outstanding; 2,400,792 shares reserved for preferred stock warrants and options	32
Additional paid-in capital	26,028,712
Accumulated deficit	(22,855,675)
Total stockholders’ equity	3,173,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,816,931

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,
	2003	2002

NET SALES	$2,291,510	$1,708,231

COST OF GOODS SOLD	1,729,204	1,235,313

GROSS PROFIT	562,306	472,918

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	386,384	539,333

INCOME (LOSS) FROM OPERATIONS	175,922	(66,415)

OTHER INCOME (EXPENSE):
Interest expense	(24,885)	(40,323)
Interest income	103	109
Miscellaneous other income	7,220	28,358
Other expense, net	(17,562)	(11,856)

INCOME (LOSS) BEFORE INCOME TAXES	158,360	(78,271)

PROVISION FOR INCOME TAXES	9,274	2,443

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	149,086	(80,714)

EXTRAORDINARY ITEM—GAIN FROM EXTINGUISHMENT OF DEBT, NET OF INCOME TAX EFFECT OF $0	—	293,926

NET INCOME	$149,086	$213,212

EARNINGS (LOSS) PER SHARE:
Basic before extraordinary item	$.04	$(.03)
Extraordinary item, net of tax	—	.09
Basic	$.04	$.06

Diluted before extraordinary item	$.04	$(.03)
Extraordinary item, net of tax	—	.09
Diluted	$.04	$.06

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the three months ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,086	$213,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,481	38,724
Amortization of note discounts	—	7,766
Inventory reserve	—	15,039
Reserve for Doubtful Accounts	8,475	6,392
Loss on investment	9,459	—
(Gain) on extraordinary item	—	(293,926)
Changes in operating assets and liabilities:

Accounts receivable

(289,058

)

(196,306

)

Inventories

(10,698

)

(53,246

)

Other assets	29,912	56,040
Accounts payable	177,498	123,234
Accrued Expenses	15,330	22,845
Customer deposits	(100,488)	(2,136)
Net cash provided (used) by operating activities	25,997	(62,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery & equipment	(57,789)	(49,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on non-related party long-term debt	(33,537)	—
Payments on capital lease	(820)	—
Notes payable	—	(95,293)

Preferred stock issued

—

625,000

Dividends paid to preferred stockholders

(15,625

)

—

Bank Line of Credit

—

230,776

Payments - related party debt	(40,500)	(562,250)
Net cash provided (used) by financing activities	(90,482)	198,233

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(122,274

)

86,560

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	415,209	68,519

CASH AND EQUIVALENTS, END OF PERIOD	$292,935	$155,079

See notes to Consolidated Financial Statements

Cash Flow Information

The Company’s cash payments for interest and income taxes were as follows:

Three Months Ended December 31,

	2003	2002

Cash paid for interest

$

26,112

$

18,109

Cash paid for income taxes	$0	$0

Supplemental disclosure of non-cash investing & financing activities:

On October 15, 2002 in association with a preferred stock offering, we issued warrants to the preferred stockholders for the right to purchase 208,331 shares of common stock at an exercise price of $0.75 per share.  The warrants are exercisable any time through October 15, 2007.

On November 17, 2003 we issued a $200,000, 8.5% note payable to a group of private investors in exchange for a Mazak M-5 milling machine.  The equipment secures the note.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B.  Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles.  Reference should be made to the Quality Products, Inc. (the “Company”) Form 10-KSB for the year ended September 30, 2003 for additional disclosures including a summary of the Company’s accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

2.                                       Inventories

Inventories at December 31, 2003 consist of:

Raw materials and supplies	$1,627,173

Work-in-process

530,219

Finished goods	—
Total	2,157,392

Less reserve

(319,219

)

Inventories, net

$

1,838,173

3.  Earnings Per Share

	Three Months Ended December 31,
	2003	2002

Basic:

Weighted Average Shares Outstanding

3,153,497

3,153,497

Net Income (Loss) Before Extraordinary Item

$

149,086

$

(80,714

)

Extraordinary Item	—	$293,926

Net Income	$149,086	$213,212

Less: Preferred Dividends	$(15,625)	$(15,625)

Net Income to common stockholders	$133,461	$197,587

Basic before extraordinary item	$0.04	$(0.03)
Extraordinary item, net of tax	—	0.09

Basic Income Per Share

$

0.04

$

0.06

The calculation of Diluted Earnings per Share is not presented because it would result in an anti-dilutive amount under FAS 128.

Average Market Price of Common Stock	$0.59	$0.40
Ending Market Price of Common Stock	$1.40	$0.35

If presented, the following options and warrants would be excluded from the calculation of diluted earnings per share at December 31, 2003 because they are considered anti-dilutive under FAS 128:

1.               Warrants to purchase 208,331 shares of common stock beginning October 15, 2002 and expiring October 15, 2007 @ $0.75 per share, issued pursuant to the Company’s October 2002 preferred stock offering.

2.               Options to purchase a minimum of 833,333 shares of common stock beginning October 15, 2005 and continuing indefinitely, @ not greater than $0.75 per share, issued pursuant to the Company’s October 2002 preferred stock offering.

On January 5, 2004 the Company issued 5,000 shares of restricted common stock to Mr. Kenneth T. Urbaszewski as compensation for his duties as Chairperson of the Audit Committee.

4.               Notes Payable

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to repay the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, as a result of this discount.  The new lending agreement does not require the Company to meet financial performance covenants.  In contrast, failure to meet financial performance covenants under the former bank agreement was considered an event of default.  The Company makes monthly principal repayments of $12,833.33 plus accrued interest, with the final payment due on March 31, 2008.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  $654,500 remained outstanding on this note at December 31, 2003.

On May 14, 2003, the Company and its’ Columbus Jack subsidiary reached a settlement in the dispute with the Granville Solvents Group.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments of $2,279 to Granville in exchange for Granville’s dismissal of all claims against the Companies.  $35,464 remained outstanding on this note at December 31, 2003.

On September 23, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9% annual interest.  The note is unsecured.  The proceeds from the note were used to repay the Company’s debt with the former owner of Columbus Jack in the discounted amount of $270,000.  Currently, the Company makes monthly interest-only payments of $1,875 to the private investor group.  Principal payments of $6,944.45 plus accrued interest are due beginning October 31, 2005 with the final payment due on September 30, 2008.

On November 17, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a secured five-year term note payable in the amount of $200,000 principal at 8.5% annual interest.  The proceeds from the note were used to acquire manufacturing machinery.  The Company makes monthly principal payments of $2,000 plus accrued interest, with the final payment of $80,000 plus accrued interest due on December 31, 2008. The related manufacturing equipment secures the note.  $198,000 remained outstanding on this note at December 31, 2003.

In May 2002, the Company purchased operating equipment from our landlord.  The $180,000 interest-free note requires monthly payments of $5,000.  The acquired equipment secures the note. The Company recorded the note at a discounted present value of $167,281, utilizing an imputed interest rate of 4.25%.  The discounted present value of $82,046 remained outstanding on this note at December 31, 2003.

In April 2001, the Company entered into a financing agreement with the former minority owner of Columbus Jack to purchase his interest in the business, providing the Company 100% ownership of CJC.  The Company issued a sixty-month term note payable in the amount of $60,000 principal with 0% interest.  The Company is required to make annual $12,000 payments.  As of December 31, 2003, the outstanding balance was $36,000.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  The Company is required to make monthly interest-only payments at the prime rate quoted by National City Bank (4.00% at December 31, 2003).  The loan is payable upon demand.  $143,935 remained outstanding under this note at December 31, 2003.

Maturities of notes payable for the 5 years succeeding December 31, 2003 are:

	Related party	Other	Total
2004	$178,000	$233,370	$411,370
2005	$198,833	$62,286	$261,119
2006	$261,333	$21,000	$282,333
2007	$261,334	$5,250	$266,584
2008	$203,000	$0	$203,000
Total	$1,102,500	$321,906	$1,424,406

5.  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(54,000) in the three months ended December 31, 2003 and decreased approximately $(92,000) in the three months ended December 31, 2002.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $26,376,000, which is available to offset future taxable income, if any, through 2022.

6. Segment Information

The Company reports its results in three segments, machine tools (Multipress), aircraft ground support equipment (Columbus Jack), and packaging (A1).  Inter-segment sales are recorded at cost.  Identifiable assets are those used by each segment in its operations.  Corporate assets consist primarily of cash and cash equivalents, investments and prepaid expenses.  The accounting policies of the reportable segments are the same as those described in the Company’s September 30, 2003 Form 10-KSB footnote, “Summary of significant accounting policies.”

For the three months ended

December 31

(Unaudited)

	Multipress	Columbus Jack	A1	Corporate	Eliminations (1)	Consolidated
Total Revenues
2002	$611,242	$1,096,989	—	—	—	$1,708,231
2003	$820,638	$1,455,177	$22,573	—	$(6,878)	$2,291,510

Operating Profits (Losses)
2002	$(106,177)	$131,863	—	$(92,101)	—	$(66,415)
2003	$71,918	$184,779	$(38,529)	$(49,164)	$6,918	$175,922

Identifiable Assets
2002	$1,237,227	$2,058,408	—	$1,542,306	$352,757	$5,190,698
2003	$1,032,726	$2,883,409	$41,491	$1,507,535	$351,770	$5,816,931

Depreciation and Amortization Expense
2002	$26,300	$12,424	—	—	—	$38,724
2003	$22,463	$13,222	$796	—	—	$36,481

Capital Expenditures
2002	—	$49,311	—	—	—	$49,311
2003	$17,585	$22,599	$17,605	—	—	$57,789

(1) Represents intercompany sales and consolidation entry related to Columbus Jack acquisition.

7. Intangible Assets

A.                                   Intangible assets consist of the following:

	December 31, 2003
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)

Goodwill	$1,840,709	$19,174	$1,821,535	—
Other Intangibles	—	—	—	—

Total	$1,840,709	$19,174	$1,821,535

	September 30, 2003
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

In accordance with SFAS 142 the Company performed an impairment test of goodwill at September 30, 2003 and determined that no write-down of goodwill was necessary.

We have no intangible assets with finite lives and therefore, we estimate no amortizable expenses will be incurred in the next five years.

8.  Recently –Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS 132R.  This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces.  It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The Company will adopt the provisions of SFAS 132R on January 1, 2004.  The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results from operations or cash flows.

Item 2.  Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into three components: Machine Tools, Aircraft Ground Support Equipment, and Packaging.  The Packaging segment had no operations prior to October 1, 2003.

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

Three Months Ended December 31, 2003 Compared to December 31, 2002

OVERVIEW

Consolidated sales during the quarter ended December 31, 2003 were $2,291,510 compared to $1,708,231 in the quarter ended December 31, 2002, an increase of $583,279 or 34.1%.  Both Multipress and Columbus Jack contributed to the increase.  Consolidated operating income was $175,922 in 2003 compared to a loss of $(66,415) in 2002.  The increased sales and reduced operating expenses within the entire Company were the primary reasons for the operating profit.

MACHINE TOOLS

Net Sales for the quarter ended December 31, 2003 were $820,638 compared to $611,242 for the quarter ended December 31, 2002, an increase of $209,396, or 34.3%. We shipped 27 units of machines in 2003 compared to 25 units in 2002.  Although Multipress’ level of new business appears to have stabilized and is no longer declining, pricing remains extremely competitive throughout the machine tool manufacturing sector.  Our December 31, 2003 backlog was approximately $512,000 compared to $180,000 at December 31, 2002.  On February 2, 2004 our backlog is approximately $331,000.  We expect machine tool sales for the three months ending March 31, 2004 to be approximately $790,000 and for fiscal year 2004 to be approximately $3.0 million.

Operating income was $71,918 compared to operating loss of $(106,177) for the same period last year.  Pricing competition is evidenced by gross margins of only 25.5% compared to the historical average of 30%.  The increased level of orders and lower expenses from staff reductions and salary adjustments, along with reallocation of common expenses shared between Multipress and Columbus Jack are the primary reasons for the improved operating results.  We anticipate operating income margin will be approximately 5% of gross sales for the next quarter and approximately 5% for fiscal year 2004.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended December 31, 2003 were $1,455,177 compared to $1,096,989 for the quarter ended December 31, 2002, an increase of $358,188, or 32.7%.  We shipped 136 units of equipment in the quarter compared to 135 units in 2002.  Our December 31, 2003 backlog was approximately $1.6 million compared to $2.4 million at December 31, 2002.  On February 2, 2004 our backlog is approximately $1.3 million.  We expect ground support equipment sales for the three months ending March 31, 2004 to be approximately $1.6 million and $5.6 million for fiscal year 2004.

Operating income was $184,779 compared to operating income of $131,863 in 2002.  Unfortunately, gross margins were 25.4% compared to the historical average of 30%, due to an order for approximately $756,000 which was price competitive and endured production difficulties resulting in a gross margin of only 14%.  We anticipate operating income margin will be approximately 12% of gross sales in the next quarter and approximately 15% for fiscal year 2004.

PACKAGING

A-1 Specialty & Gov’t. Packaging, Inc. (A1) is a packaging company supplying services to commercial and government entities as well as to Multipress and CJC.  A1 provides custom packaging and crating for products including furniture, antiques, industrial machinery, computer equipment, and art.  A1 is qualified for all military specifications and prepares both domestic and export shipments.  A1 began operations on October 1, 2003.

Net sales for the quarter ended December 31, 2003 were $22,573, including $6,878 of intercompany sales.  A1 essentially has no backlog because it is in the service industry and provides its product almost immediately upon receipt of a customer order.

Operating loss was $(38,529) due to the insufficient level of shipments.  We estimate annual fixed expenses for A1 to be approximately $125,000 and depending on gross margin percentages, we estimate breakeven sales to be between $250,000 and $420,000.  Management is attempting to increase sales by advertising and contacting potential new customers in person.  There can be no guarantee these efforts will achieve their desired effect and therefore, we anticipate losses will continue for the foreseeable future.

CORPORATE EXPENSES

Corporate expenses were $49,164 in the quarter ended December 31, 2003 compared to $92,101 in 2002.  Most of the decrease was due to reduced legal fees.  Beginning in January 2004 the Company’s CEO, Richard Drexler, will receive an annual salary of $70,000.  We anticipate corporate expenses to be approximately $79,000 in the next quarter, including Mr. Drexler’s salary and 5,000 shares of restricted stock issued as part of Mr. Urbaszewski’s compensation as Chairperson of the audit committee.  We anticipate corporate expenses to be $280,000 for fiscal year 2004.

INTEREST EXPENSE, NET

Consolidated net interest expense for the quarter ended December 31, 2003 was $24,782, composed of interest expense of $24,885 and interest income of $103, compared to net interest expense of $40,214 for the same period last year.  The decreased expense is due to the Company’s paydown of debt from $1.47 million at December 31, 2002 to approximately $1.30 million at October 31, 2003.  Additionally, 2002 included approximately $13,000 of interest expense related to the issuance of common stock.  At December 31, 2003 we have approximately $1.42 million of debt at various interest rates and maturity dates.  We anticipate interest expense of approximately $25,000 in the March 2004 quarter.  We anticipate interest expense of approximately $105,000 for the twelve months ending September 30, 2004.  This does not consider any effects of refinancing our debt at lower interest rates, which is possible but not certain.  None of our existing debt is subject to early repayment penalties.

In November 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a secured five-year term note payable in the amount of $200,000 principal at 8.5% annual interest.  The proceeds from the note were used to acquire manufacturing machinery.  The Company makes monthly principal payments of $2,000 plus accrued interest, with the final payment of $80,000 plus accrued interest due on December 31, 2008. The related manufacturing equipment secures the note.

PROVISION FOR INCOME TAXES

The consolidated income tax provision in 2003 includes a benefit related to utilization of NOL carryforwards of approximately $(54,000).  2002 includes a benefit of approximately $(92,000).  The 2003 and 2002 provisions relate to state income tax and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had a working capital surplus of $1,710,570 as compared to a working capital surplus of $421,325 at December 31, 2002 and $1,682,702 at September 30, 2003.  The improvement is primarily due to our profitability in the past twelve months.  We believe the surplus will increase in the next quarter as we anticipate a consolidated net profit.  Our major source of liquidity continues to be from operations.  We no longer have a line of credit, therefore, if we are unable to maintain our profitability our liquidity will be severely restricted and the surplus could become a deficit.  We are currently unwilling to issue any additional equity for financing purposes due to the change in control provisions under the IRS Code Section 382, which would severely impact our utilization of our NOL carryforwards.  Additionally, if certain 5% shareholders were to transact in the Company’s common stock Section 382 could recognize a change in control and the NOL carryforwards would be severely impacted.

During the quarter ended December 31, 2003 cash flow from operations provided $25,997 compared to using $(62,362) in 2002.  The improvement is due to our profitability.  We expect positive cash flow from operations in the next quarter due to continued profitability.  Cash used for investing activities was $(57,789) in 2003 for the purchase of machinery compared to $(49,311) in 2002.  We expect investing activities to use over $(20,000) in the next quarter for the acquisition of production machinery.  2003 net cash used for financing activities was $(90,482) which paid down debt and dividends on preferred stock compared to $198,233 provided by financing in 2002 from a preferred stock offering and a line of credit.  We expect financing activities in the next quarter to use net cash of over $(80,000) to pay debt and preferred dividends.

FINANCING

In November 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a secured five-year term note payable in the amount of $200,000 principal at 8.5% annual interest.  The proceeds from the note were used to acquire manufacturing machinery.  The Company makes monthly principal payments of $2,000 plus accrued interest, with the final payment of $80,000 plus accrued interest due on

December 31, 2008. The related manufacturing equipment secures the note.  $198,000 remained outstanding on this note at December 31, 2003.

During the quarter ended December 31, 2003 our Board declared, and we paid, dividends of $15,625 on our preferred stock.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal control over financial reporting.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART  II – OTHER INFORMATION

Item 1.            Legal Proceedings

In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company’s presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer’s facility.  Although the Company’s subsidiary carries full product liability insurance, the Company’s former management did not notify the insurance carrier within the prescribed time period.  Accordingly, this claim is not covered by insurance.  Based upon consultation with the Company’s counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  In 1995 the Company recorded a provision for this matter that is immaterial to the consolidated financial statements.  The case is Roberta Jackson v. Multipress, Inc., Quality Products, Inc. and McGill Manufacturing, Case No. 64D02-9311-CT-2675, Superior Court #2, Porter County Indiana.

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

Item 2.             Changes in Securities

In November 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a secured five-year term note payable in the amount of $200,000 principal at 8.5% annual interest.  The proceeds from the note were used to acquire manufacturing machinery.  The Company makes monthly principal payments of $2,000 plus accrued interest, with the final payment of $80,000 plus accrued interest due on December 31, 2008. The related manufacturing equipment secures the note.  $198,000 remained outstanding on this note at December 31, 2003.

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.             Other Information

On January 5, 2004 the Company issued 5,000 shares of restricted common stock to Mr. Kenneth T. Urbaszewski as compensation for his duties as Chairperson of the Audit Committee.

Item 6.             Exhibits and Reports on Form 8-K

a.                                       Exhibits

31.1  Section 302 Certification

31.2  Section 302 Certification

32.1  Section 906 Certification

32.2  Section 906 Certification

b.                                      Reports on Form 8-K

On November 18, 2003 the Company issued a report on 8-K disclosing the completion of a $200,000 financing agreement with a group of private investors.

Statements in this Form 10-QSB that are not historical facts, including statements about the Company’s prospects, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic changes, litigation, and management estimates.  These risks and uncertainties could cause actual results to differ materially from the statements made.  Please see the information appearing in the Company’s 2003 Form 10-KSB under “Risk Factors.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date:  February 6, 2004

By:     /s/ Richard A. Drexler

Richard A. Drexler
Chairman & Chief Executive Officer

Date: February 6, 2004	By: /s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer and
Principal Accounting Officer