Form 10QSB
period 2004-03-31
QUALITY PRODUCTS INC
filed 2004-05-14
CIK 843462

United States
Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

Commission file number 0-18145

QUALITY PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2222 S Third St., Columbus, OH 43207-2402
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2004 the Company had 3,158,497 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$940,221
Trade accounts receivable, less allowance for doubtful accounts of $63,460	789,464
Inventories, less reserves of $319,219	1,836,871
Prepaid expenses and other current assets	162,391
Total current assets	3,728,947

PROPERTY AND EQUIPMENT	1,474,817
Less accumulated depreciation	(825,889)
Property and equipment, net	648,928

GOODWILL, Less accumulated amortization of $19,174	1,821,535

TOTAL ASSETS	$6,199,410

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of notes payable	$392,398
Accounts payable	519,853
Current portion of lease obligation	5,102
Accrued payroll and payroll related expenses	95,178
Accrued personal property taxes	71,352
Accrued commissions	40,885
Accrued expenses - other	203,148
Customer deposits	100,969
Total current liabilities	1,428,885

LONG-TERM DEBT, Net of current portion	1,046,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	0
Common stock	32
Additional paid-in capital	26,019,087
Accumulated deficit	(22,295,464)
Total stockholders’ equity	3,723,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,199,410

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003

Net Sales	$2,431,829	$1,928,588	$4,723,339	$3,636,819
Cost of Goods Sold	1,439,347	1,277,353	3,168,551	2,512,666
Gross Profit	992,482	651,235	1,554,788	1,124,153

Selling, General, & Admin Expenses	400,331	391,564	786,715	930,897

Income from operations	592,151	259,671	768,073	193,256

Other Income (Expense):
Interest Expense	(28,734)	(23,127)	(53,619)	(63,450)
Interest Income	1,015	51	1,118	160
Gain on Asset Disposition	—	538	—	538
Miscellaneous other income (expense)	14,183	25,236	21,403	53,594
Other income (expense), net	(13,536)	2,698	(31,098)	(9,158)

Income Before Income Taxes	578,615	262,369	736,975	184,098

Provision for Income Taxes	18,404	10,707	27,678	13,150

Income Before Extraordinary Item	560,211	251,662	709,297	170,948

Extraordinary item—gain from extinguishment Of debt, net of income tax Effect of $0	—	—	—	293,926

Net Income	$560,211	$251,662	$709,297	$464,874

Earnings per share:
Basic & diluted before extraordinary item	$0.17	$0.07	$0.21	$0.05
Extraordinary item, net of tax	—	—	—	0.09
Basic & diluted	$0.17	$0.07	$0.21	$0.14

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the six months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$709,297	$464,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,713	78,000
Common stock issued as compensation	6,000	—
Amortization of note discounts	—	10,693
Inventory reserve	—	26,104
Reserve for Doubtful Accounts	8,933	8,507
Loss on investment	9,459	—
(Gain) on sale of assets	—	(538)
(Gain) on extraordinary item	—	(293,926)
Changes in operating assets and liabilities:
Accounts receivable	(34,192)	(140,353)
Inventories	(9,396)	(267,694)
Other assets	31,723	134,058
Accounts payable	(68,363)	45,301
Accrued Expenses	28,743	97,728
Customer deposits	(49,767)	59,119
Net cash provided by operating activities	708,150	221,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery & equipment	(90,652)	(74,395)
Sale of machinery & equipment	—	4,374
Net cash used in investing activities	(90,652)	(70,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments - non-related party debt	(194,508)	—
Payments on capital lease	(2,062)	—
Net Proceeds from (Payments on) Bank Notes payable	1,278,334	(95,293)
Preferred stock issued	—	625,000
Dividends paid to preferred stockholders	(31,250)	—
Bank Line of Credit	—	230,776
Payments - related party debt	(1,143,000)	(579,500)
Net cash provided (used) by financing activities	(92,486)	180,983

NET INCREASE IN CASH AND CASH EQUIVALENTS	525,012	332,835

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	415,209	68,519

CASH AND EQUIVALENTS, END OF PERIOD	$940,221	$401,354

See notes to Consolidated Financial Statements

The Company’s cash payments for interest and income taxes were as follows:

	Six Months Ended March 31,
	2004	2003

Cash paid for interest	$54,435	$31,367
Cash paid for income taxes	$35,241	$5,709

Supplemental disclosure of non-cash investing & financing activities:

On October 15, 2002 in association with a preferred stock offering, we issued warrants to the preferred stockholders for the right to purchase 208,331 shares of common stock at an exercise price of $0.75 per share.  The warrants are exercisable any time through October 15, 2007.

On November 17, 2003 we issued a $200,000, 8.5% note payable to a group of private investors in exchange for a Mazak M-5 milling machine.  The equipment secures the note.  At March 31, 2004 this note was paid in full.

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

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

2.             Inventories

Inventories at March 31, 2004 consist of:

Raw materials and supplies	$1,591,530
Work-in-process	518,956
Finished goods	45,604
Total	2,156,090

Less reserve	(319,219)
Inventories, net	$1,836,871

3.  Earnings Per Share

	3 Months Ended March 31,		6 Months Ended March 31,
	2004	2003	2004	2003

Basic:

Weighted Average Shares Outstanding	3,158,277	3,153,497	3,155,874	3,153,497

Net Income Before Extraordinary Item	$560,211	$251,662	$709,297	$170,948

Extraordinary Item	—	—	—	$293,926

Net Income	$560,211	$251,662	$709,297	$464,874

Less: Preferred Dividends	$(15,625)	$(18,750)	$(31,250)	$(31,938)

Net Income to common stockholders	$544,586	$232,912	$678,047	$432,936

Basic before extraordinary item	$0.17	$0.07	$0.21	$0.05
Extraordinary item, net of tax	—	—	—	0.09
Basic Earnings Per Share	$0.17	$0.07	$0.21	$0.14

	3 Months Ended March 31,		6 Months Ended March 31,
	2004	2003	2004	2003

Diluted:

Weighted Average Shares Outstanding	3,158,277	3,153,497	3,155,874	3,153,497

Net Effect of Dilutive
Stock options and warrants based on the treasury stock method using average market price	53,631	0	10,549	0

Total Shares	3,211,908	3,153,497	3,166,423	3,153,497

Net Income before extraordinary item, excluding interest expense on dilutive securities	$560,211	$251,662	$709,297	$170,948

Extraordinary Item	—	—	—	$293,926

Net Income, excluding interest expense on dilutive securities	$560,211	$251,662	$709,297	$464,874

Less: Preferred Dividends	$(15,625)	$(18,750)	$(31,250)	$(31,938)

Net Income to common stockholders	$544,586	$232,912	$678,047	$432,936

Diluted before extraordinary item	$0.17	$0.08	$0.21	$0.05
Extraordinary item, net of tax	—	—	—	0.09
Diluted earnings per share	$0.17	$0.08	$0.21	$0.14

Average Market Price of Common Stock	$1.01	$0.33	$0.79	$0.37

Ending Market Price of Common Stock	$0.89	$0.32	$0.89	$0.32

The following items are included in the calculation of diluted earnings per share at March 31, 2004 because they are considered dilutive under FAS 128:

Warrants to purchase 208,331 shares of common stock beginning October 15, 2002 and expiring  October 15, 2007 @ $0.75 per share, issued pursuant to the Company’s October 2002 preferred stock offering.

The following items are excluded from the calculation of diluted earnings per share at March 31, 2004 because they are considered anti-dilutive under FAS 128:

Options to obtain, through conversion of preferred stock, without any payment, a minimum of 833,333 shares of common stock beginning October 15, 2005 and continuing indefinitely, pursuant to the Company’s October 2002 preferred stock offering.  The exact number of shares to be issued is calculated by dividing the stated value of the preferred shares ($625,000) by the lesser of $0.75 per share or the 30-day average per-share closing price for the Company’s common stock.

On January 5, 2004 the Company issued 5,000 shares of restricted common stock to Mr. Kenneth T. Urbaszewski as compensation for his duties as Chairperson of the Audit Committee.

4.               Notes Payable

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The Company issued a sixty-month term-note payable in the amount of $1,300,000 principal.  The note has a variable interest rate of LIBOR plus 2.4% (3.49% at March 31, 2004).  As further described in Note 12 (“Derivatives”), the Company entered into an interest rate swap to fix the interest rate at 5.25% on $639,167 of this note.  The proceeds from the note were used to replace approximately $1.25 million of the Company’s existing debt, which had a higher blended interest rate of approximately 7.8%, plus accrued interest through March 18.  The Company issued the first monthly principal payment of $21,666.67 plus interest on March 31, 2004 and the final payment is due on February 28, 2009.  $1,278,333 remained outstanding on this note at March 31, 2004.  As described in Note 13 (“Subsequent Events”), in April 2004 the Company prepaid $100,000 of this note.

Except as described in Note 12 (“Derivatives”), the agreement includes a clause permitting early repayment without penalty at any time.  The agreement is secured by all of the Company’s assets and requires the Company to meet certain tangible net worth and fixed charge covenants, which the Company is in compliance with.  Additionally, each of the Company’s subsidiaries has guaranteed the agreement.

On November 17, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a secured five-year term note payable in the amount of $200,000 principal at 8.5% annual interest.  The proceeds from the note were used to acquire manufacturing machinery.  At March 31, 2004 this note was paid in full.

On September 23, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9% annual interest.  The proceeds from the note were used to repay the Company’s debt with the former owner of Columbus Jack in the discounted amount of $270,000.   At March 31, 2004 this note was paid in full.

On May 14, 2003, the Company and its’ Columbus Jack subsidiary reached a settlement in the dispute with the Granville Solvents Group.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments of $2,279 to Granville in exchange for Granville’s dismissal of all claims against the Companies.  $28,957 remained outstanding on this note at March 31, 2004.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement included a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to repay the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, as a result of this discount.  At March 31, 2004 this note was paid in full.

In May 2002, the Company purchased operating equipment from our landlord in exchange for a $180,000 interest-free note.  The Company recorded the note at a discounted present value of $167,281, utilizing an imputed interest rate of 4.25%.  At March 31, 2004 this note was paid in full.

In April 2001, the Company entered into a financing agreement with the former minority owner of Columbus Jack to purchase his interest in the business, providing the Company 100% ownership of CJC.  The Company issued a sixty-month term note payable in the amount of $60,000 principal with 0% interest.  The Company is required to make annual $12,000 payments.  At March 31, 2004, the outstanding balance was $36,000.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  The Company is required to make monthly interest-only payments at the prime rate quoted by National City Bank (4.00% at March 31, 2004).  The loan is payable upon demand.  $99,935 remained outstanding under this note at March 31, 2004.  As described in Note 13 (“Subsequent Events”), on April 30, 2004 the note was paid in full.

Maturities of notes payable for the 5 years succeeding March 31, 2004 are:

2005	$392,398
2006	$276,537
2007	$272,000
2008	$260,000
2009	$238,333
Total	$1,439,268

5.               Line of Credit

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The financing agreement provides the Company with a one-year $200,000 revolving line of credit at a variable interest rate of LIBOR plus 2.4% (3.49% at March 31, 2004), to be used for working capital needs.  The Company has no immediate plans to access these funds.  The Company is required to make monthly interest-only payments on any outstanding principal, with the final payment of all outstanding principal plus interest due on March 31, 2005.

6.                 Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2004 and 2003 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(249,000) in the three months ended March 31, 2004 and decreased approximately $(113,000) in the three months ended March 31, 2003.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At March 31, 2004, the Company had approximate net operating loss carryforwards for federal and state income tax purposes as shown in the following table, which is available to offset future taxable income, if any.

Expiration Dates	Federal	Ohio
2014	$5,866,824	$7,110,864
2015	17,814,909	17,566,426
2016	1,891,896	1,845,791
2022	880,453	880,453
Totals	$26,454,082	$27,403,534

7. Segment Information

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

For the six months ended

March 31

(Unaudited)

	Multipress	Columbus Jack	A1	Corporate	Eliminations (1)	Consolidated
Total Revenues
2003	$1,192,089	$2,444,730	—	—	—	$3,636,819
2004	$1,669,879	$3,044,024	$42,766	—	$(33,330)	$4,723,339

Operating Profits (Losses)
2003	$(124,799)	$472,944	—	$(154,889)	—	$193,256
2004	$187,241	$755,281	$(51,199)	$(123,438)	$188	$768,073

Identifiable Assets
2003	$1,112,676	$2,532,302	—	$1,488,506	$352,757	$5,486,241
2004	$1,103,032	$2,442,944	$37,233	$2,263,445	$352,757	$6,199,410

Depreciation and Amortization Expense
2003	$52,413	$25,587	—	—	—	$78,000
2004	$44,311	$29,810	$1,592	—	—	$75,713

Capital Expenditures
2003	—	$74,395	—	—	—	$74,395
2004	$24,161	$48,886	$17,605	—	—	$90,652

(1) Represents intercompany sales and consolidation entry related to Columbus Jack acquisition.

8. Intangible Assets

A.            Intangible assets consist of the following:

	March 31, 2004
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

The Company adopted SFAS 142 on January 1, 2002 and ceased amortization of goodwill, which is deemed to have an indefinite life. Under these rules, the Company no longer amortizes intangible assets with indefinite lives; instead these assets will be subject to annual tests for impairment.

In accordance with SFAS 142 the Company performed an impairment test of goodwill at September 30, 2003 and determined that no impairment of goodwill was necessary.

We have no intangible assets with finite lives and therefore, we estimate no amortizable expenses will be incurred in the next five years.

9.  Recently –Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS 132R.  This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces.  It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The Company adopted the provisions of SFAS 132R on January 1, 2004.  The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results from operations or cash flows.

10.  Stockholders’ Equity

Preferred Stock – The Company has 10,000,000 shares authorized and 6,250 shares issued and outstanding.  The shares are non-voting, have a par value of $0.00001, a stated value of $100, earn a 10% annual dividend and are convertible, without any payment, into the Company’s common stock at the option of the preferred shareholder.  The conversion period begins October 15, 2005 and continues as long as the preferred shares are outstanding.  The Company cannot mandate redemption or conversion of these preferred shares unless there is a change in control.  The conversion ratio is the stated value of the preferred shares outstanding ($625,000) divided by the lesser of a) $0.75 or b) the average closing share price of the common stock for the last 30 days.  Also, any dividend paid to the Common shareholders must additionally be paid to the Preferred shareholders.

Common Stock – The Company has 20,000,000 shares authorized and 3,158,497 shares issued and outstanding.  There are 2,083,333 shares reserved for outstanding warrants and preferred stock conversion options.  As required by the October 2002 Preferred stock offering, this reserved amount represents twice the number that could actually be issued.  The shares have a par value of $0.00001.  The Company is permitted to pay dividends on the common shares if it is not in violation of bank covenants and if it is not in arrears on preferred stock dividends.

Additional Paid-in Capital (APIC) and Accumulated Deficit — As long as the Company has an Accumulated Deficit instead of Retained Earnings, Delaware Corporate Law requires dividend payments to be recorded as a reduction of APIC.

11.  Employee Retirement Plans

401(K) PLAN

The Company maintains a 401(K) Plan for the benefit of all full-time employees, except for those covered by the collective bargaining agreement.  Employees may make voluntary contributions to the Plan.  The Company may elect to make employer-matching contributions, but has no plans to do so at this time.  Plan expenses incurred by the Company totaled approximately $3,100 and $5,687 during the six-months ended March 31, 2004 and 2003, respectively.  There were no significant changes to the plan during the period.

DEFINED BENEFIT PENSION PLAN

The Company maintains a qualified, noncontributory, defined benefit pension plan available to all union employees at CJC after one year of continuous service.  The employee benefit is based on average compensation during the last five consecutive years of employment. The Plan is funded in conformity with ERISA.

Effective January 1, 2004, the CJC subsidiary adopted the Statement of Financial Accounting Standards No.132 R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 R).  SFAS 132 R standardizes disclosure requirements without changing the recognition or measurement of pension or postretirement benefit plans and adds requirements for interim period disclosures.  Net periodic benefit cost included the following components for the six-months ended March 31:

Defined Benefit Pension Plan	2004	2003
1. Service Cost	$4,199	$7,675
2. Interest Cost	10,731	11,722
3. Expected return on plan assets	7,483	9,144
4. Amortization of unrecognized net transition asset	(4,780)	(4,780)
5. Amortization of prior service costs	0	0
6. Amortization of unrecognized loss	7,534	7,160
Net periodic benefit cost (1+2-3+4+5+6)	10,201	12,633

Assumptions

•	Weighted-average discount rate			7.0%	7.0%
•	Weighted-average rate of compensation increase to measure PBO			6.0%	6.0%
•	Weighted-average expected long-term rate of return on plan assets			8.5%	8.5%
•	Inflation:			4.0%	4.0%
•	Mortality:	Males:	1971 Group Annuity Mortality Table for Males
		Females:	1971 Group Annuity Mortality Table for Females
•	Turnover:			T-3	T-3

For the six-months ended March 31, 2004 the Company contributed  $15,205 to the plan and we expect contributions for the full year ending September 30, 2004 to be approximately $35,000.  Additionally, management is reviewing the earnings assumption rate and it may be lowered in the future.

12.  Derivatives

On March 31, 2004 the Company entered into an interest-rate swap to reduce its exposure to changes in future interest rates.  The swap fixed the interest rate for 60 months at 5.25% on $639,167 of amortizing debt.  As required by FAS 133 the swap is considered a “cash flow hedge” and the Company must recognize any gain or loss associated with the swap in the period the gain or loss occurs.  Essentially, the Company recognizes additional interest expense when the variable rate of LIBOR plus 2.4% is less than the fixed rate of 5.25% and recognizes reduced interest expense when this variable rate exceeds 5.25%.  For the six-months ended March 31, 2004 the Company did not incur any gain or loss.

Additionally, FAS 133 requires the Company to assess the expected effectiveness of the hedge and to measure the level of ineffectiveness during the term of the hedge.  Because the Company can prepay the debt at anytime, FAS 133 does not permit the hedge to be automatically deemed effective.  The effective portion of the hedge will be reported in “Other Comprehensive Income” and the ineffective portion is reported as part of normal earnings.  Based on management’s expectation that interest rates will increase during the term of the hedge it is anticipated the hedge will be effective.

Although the Company can prepay its notes at any time without penalty, an early payoff of the loan may require the Company to close the swap at market prices, which could represent a gain or a loss to the Company.

Risk Management Policy

The Company’s financial results are impacted by changes in interest rates.  Management evaluates the Company’s exposure to interest rates and can utilize derivative products such as interest rate swaps, caps, floors, collars and other instruments, in addition to determining the ratio of fixed to floating rate debt to reduce the Company’s exposure to interest rate changes.

13.  Subsequent Events

On April 8, 2004 the Company prepaid $100,000 against the March 18, 2004, $1.3 million note payable.  On April 30, 2004 the Company paid the remaining balance of $99,935 on its July 1994 $150,000 note payable.

Item 2.  Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following information for all periods presented below reflects the segmenting of Quality Product’s businesses into three components: Machine Tools (Multipress), Aircraft Ground Support Equipment (Columbus Jack), and Packaging (A1).  The Packaging segment had no operations prior to October 1, 2003.

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

The second critical accounting policy relates to accounts receivable.  We establish an Allowance for Doubtful Accounts based upon factors surrounding the credit risk of our customers, historical trends, and other information. Management analyzes each customer account that has a balance over 90 days past due and estimates the likelihood of collection.  When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

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

Three Months Ended March 31, 2004 Compared to March 31, 2003

 OVERVIEW

Consolidated sales during the quarter ended March 31, 2004 were $2,431,829 compared to $1,928,588 in the quarter ended March 31, 2003, an increase of $503,241 or 26.1%.  Both Multipress and Columbus Jack contributed to the increase.  Consolidated operating income was $592,151 in 2004 compared to income of $259,671 in 2003.  The increased sales within the entire Company and the product mix at Columbus Jack were the primary reasons for the increased operating profit.

MACHINE TOOLS

Net Sales for the quarter ended March 31, 2004 were $849,241 compared to $580,847 for the quarter ended March 31, 2003, an increase of $268,394, or 46.2%.  We shipped 30 units of machines in 2004 compared to 20 units in 2003.  Although Multipress’ level of new business appears to have stabilized and is no longer declining, pricing remains extremely competitive throughout the machine tool manufacturing sector.  Our March 31, 2004 backlog was approximately $649,000 compared to $540,000 at March 31, 2003.  On May 7, 2004 our backlog was approximately $827,000.  We expect machine tool sales for the three months ending June 30, 2004 to be approximately $850,000 and for fiscal year 2004 to be approximately $3.3 million compared to $2.6 million in 2003.

Operating income was $115,323 compared to operating loss of $(18,622) for the same period last year.  Gross margins were 31.5% compared to the historical average of 30%.  The increased level of orders and lower expenses from staff reductions and salary adjustments, along with reallocation of common expenses shared between Multipress and Columbus Jack are the primary reasons for the improved operating results.  In April, due to the continued improvement in Multipress’ business all salaries will be returned to their 2001 pre-reduction levels, with the exception of the Company’s Chief Operating Officer, Ted Schwartz, who continues at a reduced base salary with a potential bonus upon achieving certain goals set by the Board of Directors.  We anticipate operating income margin will be approximately 7% of gross sales for the next quarter and approximately 9% for fiscal year 2004.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended March 31, 2004 were $1,588,847 compared to $1,347,741 for the quarter ended March 31, 2003, an increase of $241,106, or 17.9%.  We shipped 151 units of equipment in the quarter compared to 197 units in 2003.  Parts & Service represented approximately 50.4% of 2004 sales compared to 45.0% of 2003.  Our March 31, 2004 backlog was approximately $1.7 million compared to $2.3 million at March 31, 2003.  On May 7, 2004 our backlog was approximately $1.6 million.  2003’s backlog included two large orders valued at over $1 million.  We expect ground support equipment sales for the three months ending June 30, 2004 to be approximately $1.4 million and $5.8 million for fiscal year 2004 compared to $4.9 million for 2003.

Operating income was $570,502 compared to operating income of $341,081 in 2003.  Gross margins were 46.6% compared to the historical average of 30%.  The above-average gross margin was due to the heavy weighting of parts & service in the product mix, which carries a higher gross margin than equipment.  This cannot be considered representative of future performance.  Customer needs, which are unpredictable, drive the product mix.  We anticipate operating income margin will be approximately 17% of gross sales in the next quarter and approximately 20% for fiscal year 2004.

PACKAGING

A-1 Specialty & Gov’t. Packaging, Inc. (A1) is a packaging company supplying products and services to commercial and government entities as well as to Multipress and CJC.  A1 provides custom packaging and crating for products including furniture, antiques, industrial machinery, computer equipment, and art.  A1 is qualified for all military specifications and prepares both domestic and export shipments.  A1 began operations on October 1, 2003.

Net sales for the quarter ended March 31, 2004 were $20,193, including $7,802 of intercompany sales.  A1 essentially has no backlog because it provides its products and services almost immediately upon receipt of a customer order.

Operating loss was $(12,670) due to the insufficient level of shipments.  We estimate annual fixed expenses for A1 to be approximately $125,000 and depending on gross margin percentages, we estimate breakeven sales to be between $250,000 and $420,000.  Management is attempting to increase sales by advertising and contacting potential new customers in person.  There can be no guarantee these efforts will achieve their desired effect and therefore, we anticipate losses will continue.

CORPORATE EXPENSES

Corporate expenses were $74,274 in the quarter ended March 31, 2004 compared to $62,788 in 2003.  The increase was due to the initiation of the salary of the Company’s CEO, Richard Drexler, who received no salary in 2003, and the issuance of 5,000 shares of restricted stock issued as Mr. Kenneth Urbaszewski’s compensation as Chairperson of the audit committee.  We anticipate corporate expenses to be approximately $75,000 in the next quarter and $280,000 for fiscal year 2004 compared to $244,416 in 2003.

INTEREST EXPENSE, NET

Consolidated net interest expense for the quarter ended March 31, 2004 was $27,719, composed of interest expense of $28,734 and interest income of $1,015, compared to net interest expense of $23,076 for the same period last year.  The increased expense is due to the higher interest rates on the Company’s debt with private lenders this year compared to the lower rate provided by its bank in 2003.  At March 31, 2004 we have approximately $1.44 million of debt compared to $1.45 million of debt at March 31, 2003.  The Company’s recent refinancing reduced the blended interest rate on the outstanding debt to approximately 4.5% compared to an approximate blended rate of 7.8% before the refinancing.  Additionally, in April 2004, as described in Note 13

(“Subsequent Events”), the Company prepaid approximately $200,000 of debt.  As a result of these two events, we anticipate interest expense of approximately $15,000 in the June 2004 quarter.  We anticipate interest expense of approximately $85,000 for the twelve months ending September 30, 2004 compared to $112,273 in 2003.  Except as discussed in Note 12 (“Derivatives”), none of our existing debt is subject to early repayment penalties.

PROVISION FOR INCOME TAXES

The consolidated income tax provision in 2004 includes a benefit related to utilization of NOL carryforwards of approximately $(249,000).  2003 includes a benefit of approximately $(113,000).  The 2004 and 2003 provisions relate to state income tax and city income tax.

Six Months Ended March 31, 2004 Compared to March 31, 2003

 OVERVIEW

Consolidated sales during the six months ended March 31, 2004 were $4,723,339 compared to $3,636,819 in the six months ended March 31, 2003, an increase of $1,086,520 or 29.9%.  Both Multipress and Columbus Jack contributed to the increase.  Consolidated operating income was $768,073 in 2004 compared to income of $193,256 in 2003.  The increased sales and reduced operating expenses within the entire Company were the primary reasons for the increased operating profit.

MACHINE TOOLS

Net Sales for the six months ended March 31, 2004 were $1,669,879 compared to $1,192,089 for the six months ended March 31, 2003, an increase of $477,790, or 40.1%. We shipped 57 units of machines in 2004 compared to 45 units in 2003.  Although Multipress’ level of new business appears to have stabilized and is no longer declining, pricing remains extremely competitive throughout the machine tool manufacturing sector.  Our March 31, 2004 backlog was approximately $649,000 compared to $540,000 at March 31, 2003.  On May 7, 2004 our backlog was approximately $827,000.  We expect machine tool sales for the nine months ending June 30, 2004 to be approximately $2.5 million and for fiscal year 2004 to be approximately $3.3 million compared to $2.6 million in 2003.

Operating income was $187,241 compared to an operating loss of $(124,799) for the same period last year.  Pricing competition is evidenced by gross margins of only 28.5% compared to the historical average of 30%.  The increased level of orders and lower expenses from staff reductions and salary adjustments, along with reallocation of common expenses shared between Multipress and Columbus Jack are the primary reasons for the improved operating results.  We anticipate operating income margin will be approximately 10% of gross sales for the nine months and approximately 9% for fiscal year 2004.

GROUND SUPPORT EQUIPMENT

Net Sales for the six months ended March 31, 2004 were $3,044,024 compared to $2,444,730 for the six months ended March 31, 2003, an increase of $599,294, or 24.5%.  We shipped 287 units of equipment in the six months of 2004 compared to 332 units in 2003.  Parts and service represented 38.3% of 2004 sales compared to 42.1% in 2003.  Our March 31, 2004 backlog was approximately $1.7 million compared to $2.3 million at March 31, 2003.  On May 7, 2004 our backlog was approximately $1.6 million.  2003’s backlog included two large orders valued at over $1 million.  We expect ground support equipment sales for the nine months ending June 30, 2004 to be approximately $4.4 million and $5.8 million for fiscal year 2004 compared to $4.9 million in 2003.

Operating income was $755,281 compared to operating income of $472,944 in 2003.  Gross margins were 36.5% compared to the historical average of 30%, and should not be considered representative of future performance.  We anticipate operating income margin will be approximately 21% of gross sales in the nine months and approximately 20% for fiscal year 2004.

PACKAGING

A-1 Specialty & Gov’t. Packaging, Inc. (A1) is a packaging company supplying products and services to commercial and government entities as well as to Multipress and CJC.  A1 provides custom packaging and crating for products including furniture, antiques, industrial machinery, computer equipment, and art.  A1 is qualified for all military specifications and prepares both domestic and export shipments.  A1 began operations on October 1, 2003.

Net sales for the six months ended March 31, 2004 were $42,766, including $14,680 of intercompany sales.  A1 essentially has no backlog because it provides its products and services almost immediately upon receipt of a customer order.

Operating loss was $(51,199) due to the insufficient level of shipments.  We estimate annual fixed expenses for A1 to be approximately $125,000 and depending on gross margin percentages, we estimate breakeven sales to be between $250,000 and $420,000.  Management is attempting to increase sales by advertising and contacting potential new customers in person.  There can be no guarantee these efforts will achieve their desired effect and therefore, we anticipate losses will continue.

CORPORATE EXPENSES

Corporate expenses were $123,438 in the six months ended March 31, 2004 compared to $154,889 in 2003.  The decrease was due to reduced legal fees.  We anticipate corporate expenses to be approximately $198,000 after nine months and $280,000 for fiscal year 2004 compared to $244,416 in 2003.

INTEREST EXPENSE, NET

Consolidated net interest expense for the six months ended March 31, 2004 was $52,501, composed of interest expense of $53,619 and interest income of $1,118, compared to net interest expense of $63,290 for the same period last year.  $13,000 of interest expense related to the issuance of common stock in fiscal 2003 is the reason for the difference.  At March 31, 2004 we have approximately $1.44 million of debt compared to $1.45 million of debt at March 31, 2003.  The Company’s recent refinancing reduced the blended interest rate on the outstanding debt to approximately 4.5% compared to an approximate blended rate of 7.8% before the refinancing.  Additionally, as described in Note 13 (“Subsequent Events”), in April 2004 the Company prepaid approximately $200,000 of debt.  As a result of these two events, we anticipate interest expense of approximately $67,000 after nine months and approximately $85,000 for the twelve months ending September 30, 2004 compared to $112,273 in 2003.  Except as discussed in Note 12 (“Derivatives”), none of our existing debt is subject to early repayment penalties.

PROVISION FOR INCOME TAXES

The consolidated income tax provision in 2004 includes a benefit related to utilization of NOL carryforwards of approximately $(317,000).  2003 includes a benefit of approximately $(79,000).  The 2004 and 2003 provisions relate to state income tax and city income tax.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital surplus of $2,300,062 as compared to a working capital surplus of $658,852 at March 31, 2003 and $1,682,702 at September 30, 2003.  The improvement is primarily due to our profitability in the past twelve months and the refinancing of a bank line of credit into a term note in April 2003, which removed it from current liabilities.  We believe the surplus will increase in the next quarter as we anticipate a consolidated net profit.  Our major source of liquidity continues to be from operations, however, we can access a $200,000 line of credit.  We are currently unwilling to issue any additional equity for financing purposes due to the change in control provisions under the IRS Code Section 382, which would severely impact our utilization of our NOL carryforwards.  Additionally, if certain 5% shareholders were to transact in the Company’s common stock Section 382 could recognize a change in control and the NOL carryforwards would be severely impacted.

During the six months ended March 31, 2004 cash flow from operations provided $708,150 compared to providing $221,873 in 2003.  The improvement is due to our increased profitability and a $293,926 reduction of 2003 operating cash flow for an extraordinary gain.  We expect positive cash flow from operations in the next quarter due to continued profitability.  Cash used for investing activities was $90,652 in 2004 for the purchase of machinery compared to $70,021 in 2003.  We expect investing activities to use over $67,000 in the next quarter for the acquisition of production machinery and computer software.  2004 net cash used for financing activities was $92,486 which paid down debt and dividends on preferred stock compared to $180,983 provided by financing in 2003 from a preferred stock offering and a line of credit.  We expect financing activities in the next quarter to use net cash of over $280,000 to pay debt and preferred dividends.

FINANCING

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The Company issued a sixty-month term-note payable in the amount of $1,300,000 principal.  The note has a variable interest rate of LIBOR plus 2.4% (3.49% at March 31, 2004).  As further described in Note 12 (“Derivatives”), the Company entered into an interest rate swap to fix the interest rate at 5.25% on $639,167 of this note.  The proceeds from the note were used to replace approximately $1.25 million of the Company’s existing debt, which had a higher blended interest rate of approximately 7.8%, plus accrued interest through March 18.  The Company issued the first monthly principal payment of $21,666.67 plus interest on March 31, 2004 and the final payment is due on February 28, 2009.  $1,278,333 remained outstanding on this note at March 31, 2004.  As described in Note 13 (“Subsequent Events”), in April 2004 the Company prepaid $100,000 of this note.

Except as discussed in Note 12 (“Derivatives”), the agreement includes a clause permitting early repayment without penalty at any time.  The agreement is secured by all of the Company’s assets and requires the Company to meet certain tangible net worth and fixed charge covenants, which the Company is not in violation of.  Additionally, each of the Company’s subsidiaries has guaranteed the agreement.

The financing agreement also provides the Company with a one-year $200,000 revolving line of credit at a variable interest rate of LIBOR plus 2.4% (3.49% at March 31, 2004), to be used for working capital needs.  The Company has no immediate plans to access these funds.  The Company is required to make monthly interest-only payments on any outstanding principal, with the final payment of all outstanding principal plus interest due on March 31, 2005.

During the quarter ended March 31, 2004 our Board declared, and we paid, dividends of $15,625 on our preferred stock.  The total dividends declared and paid on the preferred shares for the six months are $31,250.

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

In November 2002, Richard Ramirez sued QPI Multipress, Inc., in Madera County California Superior Court under a product liability claim.  The claim asserts that on November 14, 2001, plaintiff was severely injured while operating a press manufactured by Multipress in 1994.  Multipress carries product liability insurance, which covers this claim.  Although plaintiff has not made a full demand for damages, the Company believes that its liability insurance coverage is sufficient to cover the amount of any judgment likely to be handed down in this action.  The Company has substantial defenses and believes it is not liable.  The Company has made no provision in the financial statements for any potential loss from this action.  A trial is scheduled for July 2004.  Ramirez v. QPI Multipress, Inc., et al., Case No. CV18743, Madera County Superior Court, California.

Item 2.  Changes in Securities

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The Company issued a sixty-month term-note payable in the amount of $1,300,000 principal.  $650,000 of the principal has a variable interest rate of LIBOR plus 2.4% (3.49% at March 31, 2004).  The remaining $650,000 has a fixed rate of 5.25%.  The proceeds from the note were used to replace approximately $1.25 million of the Company’s existing debt, which had a higher blended interest rate of approximately 7.8%, plus accrued interest through March 18.  The Company issued the first monthly principal payment of $21,666.67 plus interest on March 31, 2004 and the final payment is due on February 28, 2009.  $1,278,333 remained outstanding on this note at March 31, 2004.  As described in Note 13 (“Subsequent Events”), in April 2004 the Company prepaid $100,000 of this note.

Except as described in Note 12 (“Derivatives”), the agreement includes a clause permitting early repayment without penalty at any time.  The agreement is secured by all of the Company’s assets and requires the Company to meet certain tangible net worth and fixed charge covenants, which the Company is not in violation of.  Additionally, each of the Company’s subsidiaries has guaranteed the agreement.

The financing agreement also provides the Company with a one-year $200,000 revolving line of credit at a variable interest rate of LIBOR plus 2.4% (3.49% at March 31, 2004), to be used for working capital needs.  The Company has no immediate plans to access these funds.  The Company is required to make monthly interest-only payments on any outstanding principal, with the final payment of all outstanding principal plus interest due on March 31, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

On April 8, 2004 the Company prepaid $100,000 against the March 18, 2004, $1.3 million note payable.  On April 30, 2004 the Company paid the remaining balance of $99,935 on its July 1994 $150,000 note payable.

Item 6.  Exhibits and Reports on Form 8-K

a.             Exhibits

31.1  Section 302 Certification

31.2  Section 302 Certification

32.1  Section 906 Certification

32.2  Section 906 Certification

b.             Reports on Form 8-K

On March 18, 2004 the Company issued a report on 8-K disclosing the completion of a $1.5 million financing agreement with Huntington National Bank.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date: May 14, 2004	By:	/s/ Richard A. Drexler
Richard A. Drexler
Chairman and Chief Executive Officer

Date: May 14, 2004	By:	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer and
Principal Accounting Officer