Form 10QSB
period 2004-06-30
QUALITY PRODUCTS INC
filed 2004-08-13
CIK 843462

United States
Securities and Exchange Commission

Washington, DC  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 0-18145

QUALITY PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2273221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2222 S Third St., Columbus, OH 43207-2402
(Address of principal executive offices)

(614) 228-0185
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2004 the Company had 3,158,497 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$848,493
Trade accounts receivable, less allowance for doubtful accounts of $70,282	995,949
Inventories, less reserves of $319,219	2,186,948
Prepaid expenses and other current assets	115,358
Total current assets	4,146,748

PROPERTY AND EQUIPMENT	1,567,834
Less accumulated depreciation	(861,825)
Property and equipment, net	706,009

GOODWILL, Less accumulated amortization of $19,174	1,821,535

TOTAL ASSETS	$6,674,292

See notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of notes payable	$290,980
Accounts payable	651,204
Current portion of lease obligation	3,847
Accrued payroll and payroll related expenses	142,338
Accrued personal property taxes	69,308
Accrued commissions	40,190
Accrued expenses - other	227,089
Customer deposits	155,628
Total current liabilities	1,580,584

LONG-TERM DEBT, Net of gain on change in fair value of derivative of $8,578	868,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	0
Common stock	32
Additional paid-in capital	26,003,462
Accumulated deficit	(21,778,541)
Total stockholders’ equity	4,224,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,674,292

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003

Net Sales	$2,252,398	$2,075,890	$6,975,737	$5,712,709
Cost of Goods Sold	1,288,470	1,378,303	4,457,021	3,890,969
Gross Profit	963,928	697,587	2,518,716	1,821,740

Selling, General, & Admin Expenses	436,430	383,997	1,223,145	1,314,894

Income from operations	527,498	313,590	1,295,571	506,846

Other Income (Expense)
Interest Expense	(14,441)	(26,583)	(68,060)	(90,033)
Interest Income	2,905	362	4,023	522
Unrealized gain on derivative (non-hedged)	8,578	—	8,578	—
Gain on Asset Disposition	—	—	—	538
Miscellaneous other income (expense)	12,044	4,892	33,447	58,486
Other income (expense), net	9,086	(21,329)	(22,012)	(30,487)

Income Before Income Taxes	536,584	292,261	1,273,559	476,359

Provision for Income Taxes	19,661	29,050	47,339	42,200

Income Before Extraordinary Item	$516,923	$263,211	$1,226,220	$434,159

Extraordinary item—gain from extinguishment of debt, net of income tax effect of $0	—	44,572	—	338,498

Net Income	$516,923	$307,783	$1,226,220	$772,657

Earnings per share:
Basic before extraordinary item	$0.16	$0.08	$0.37	$0.14
Extraordinary item, net of tax	—	0.01	—	0.11
Basic	$0.16	$0.09	$0.37	$0.25

Diluted before extraordinary item	$0.15	$0.08	$0.37	$0.14
Extraordinary item, net of tax	—	0.01	—	0.11
Diluted	$0.15	$0.09	$0.37	$0.25

See notes to Consolidated Financial Statements

QUALITY PRODUCTS, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

	For the nine months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,226,220	$772,657
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	113,147	118,786
Common stock issued as compensation	6,000	—
Amortization of note discounts	—	13,439
Inventory reserve	—	29,017
Reserve for doubtful accounts	15,755	7,651
Loss on investment	9,459	—
(Gain) on change in fair value of derivative	(8,578)	—
(Gain) on sale of assets	—	(538)
(Gain) on extraordinary item	—	(338,498)
Changes in operating assets and liabilities:
Accounts receivable	(247,498)	66,708
Inventories	(359,473)	(313,707)
Other assets	78,756	139,866
Accounts payable	62,988	(251,581)
Accrued expenses	97,105	115,200
Customer deposits	4,892	96,808
Net cash provided by operating activities	998,773	455,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery & equipment	(185,167)	(126,964)
Sale of machinery & equipment	—	4,374
Net cash used in investing activities	(185,167)	(122,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments-non related party debt	(300,463)	—
Payments on capital lease	(3,317)	—
Net proceeds from (payments on) bank notes payable	1,113,333	(95,293)
Preferred stock issued	—	625,000
Dividends paid to preferred stockholders	(46,875)	(48,125)
Bank line of credit	—	(525,428)
Net borrowings (payments)-related party debt	(1,143,000)	123,167
Net cash provided (used) by financing activities	(380,322)	79,321

NET INCREASE IN CASH AND CASH EQUIVALENTS	433,284	412,539

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	415,209	68,519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$848,493	$481,058

See notes to Consolidated Financial Statements

Cash Flow Information - continued

The Company’s cash payments for interest and income taxes were as follows:

	Nine Months Ended June 30,
	2004	2003

Cash paid for interest	$69,267	$96,099
Cash paid for income taxes	$40,421	$12,266

Supplemental disclosure of non-cash investing & financing activities:

On November 17, 2003 we issued a $200,000, 8.5% note payable to a group of private investors in exchange for a Mazak M-5 milling machine.  This note was repaid in full in March 2004.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B.  Accordingly, they do not include all the disclosures normally required by accounting principles generally accepted in the United States.  Reference should be made to the Quality Products, Inc. (the “Company”) Form 10-KSB for the year ended September 30, 2003 for additional disclosures including a summary of the Company’s accounting policies, which have not significantly changed.

The information furnished reflects all adjustments (all of which were of a normal recurring nature), which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

2.                                       Inventories

Inventories at June 30, 2004 consist of:

Raw materials and supplies	$1,739,297
Work-in-process	726,930
Finished goods	39,940
Total	2,506,167

Less reserve	(319,219)
Inventories, net	$2,186,948

3.  Earnings Per Share

	3 Months Ended June 30,		9 Months Ended June 30,
	2004	2003	2004	2003

Basic:

Weighted Average Shares Outstanding	3,158,497	3,153,497	3,156,745	3,153,497

Net Income Before Extraordinary Item	$516,923	$263,211	$1,226,220	$434,159

Extraordinary Item	—	$44,572	—	$338,498

Net Income	$516,923	$307,783	$1,226,220	$772,657

Less: Preferred Dividends	$(15,625)	$(16,187)	$(46,875)	$(48,125)

Net Income to common stockholders	$501,298	$291,596	$1,179,345	$724,532

Basic before extraordinary item	$0.16	$0.08	$0.37	$0.12
Extraordinary item, net of tax	—	0.01	—	0.11
Basic Earnings Per Share	$0.16	$0.09	$0.37	$0.23

Note 3 – continued

	3 Months Ended June 30,		9 Months Ended June 30,
	2004	2003	2004	2003

Diluted:

Weighted Average Shares Outstanding	3,158,497	3,153,497	3,156,745	3,153,497

Net Effect of Dilutive stock options and warrants based on the treasury stock method using average market price	85,301	0	43,860	0

Total Shares	3,243,798	3,153,497	3,200,605	3,153,497

Net Income before extraordinary item, excluding interest expense on dilutive securities	$516,923	$263,211	$1,226,220	$434,159

Extraordinary Item	—	$44,572	—	$338,498

Net Income, excluding interest expense on dilutive securities	$516,923	$307,783	$1,226,220	$772,657

Less: Preferred Dividends	$(15,625)	$(16,187)	$(46,875)	$(48,125)

Net Income to common stockholders	$501,298	$291,596	$1,179,345	$724,532

Diluted before extraordinary item	$0.15	$0.08	$0.37	$0.12
Extraordinary item, net of tax	—	0.01	—	0.11
Diluted Earnings Per Share	$0.15	$0.09	$0.37	$0.23

Average Market Price of Common Stock	$1.27	$0.37	$0.95	$0.37

Ending Market Price of Common Stock	$2.19	$0.51	$2.19	$0.51

The following items are included in the calculation of diluted earnings per share at June 30, 2004 because they are considered dilutive under SFAS 128:

Warrants to purchase 208,331 shares of common stock beginning October 15, 2002 and expiring October 15, 2007, @ $0.75 per share, issued pursuant to the Company’s October 2002 preferred stock offering.

The following items are excluded from the calculation of diluted earnings per share at June 30, 2004 because they are considered contingently issuable under SFAS 128:

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

4.               Notes Payable

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The Company issued a sixty-month term-note payable in the amount of $1,300,000 principal.  The note has a variable interest rate of LIBOR plus 2.4% (3.74% at June 30, 2004).  As further described in Note 12 (“Derivatives”), the Company entered into an interest rate swap to fix the interest rate at 5.25% on $639,167 of this note.  The proceeds from the note were used to replace approximately $1.25 million of the Company’s existing debt, which had a higher blended interest rate of approximately 7.8%, plus accrued interest through March 18.  The Company issued the first monthly principal payment of $21,666.67 plus interest on March 31, 2004 and the final payment is due on February 28, 2009.  $1,113,333 remained outstanding on this note at June 30, 2004 but as required by generally accepted accounting principles, the Company records this debt at the current market value of $1,104,755.

Except as described in Note 12 (“Derivatives”), the agreement includes a clause permitting early repayment without penalty at any time.  The agreement is secured by all of the Company’s assets and requires the Company to meet certain tangible net worth and fixed charge covenants, which the Company is in compliance with.  The note is secured by substantially all of the assets of the Company and its subsidiaries.

On November 17, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a secured five-year term note payable in the amount of $200,000 principal at 8.5% annual interest.  The proceeds from the note were used to acquire manufacturing machinery.  This note was repaid in full in March 2004.

On September 23, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9% annual interest.  The proceeds from the note were used to repay the Company’s debt with the former owner of Columbus Jack in the discounted amount of $270,000.  This note was repaid in full in March 2004.

On May 14, 2003, the Company and its’ Columbus Jack subsidiary reached a settlement in the dispute with the Granville Solvents Group.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments of $2,279 to Granville in exchange for Granville’s dismissal of all claims against the Companies.  $22,386 remained outstanding on this note at June 30, 2004.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement included a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to repay the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, as a result of this discount.  This note was repaid in full in March 2004.

In May 2002, the Company purchased operating equipment from our landlord in exchange for a $180,000 interest-free note.  The Company recorded the note at a discounted present value of $167,281, utilizing an imputed interest rate of 4.25%.  This note was repaid in full in March 2004.

In April 2001, the Company entered into a financing agreement with the former minority owner of Columbus Jack to purchase his interest in the business, providing the Company 100% ownership of CJC.  The Company issued a sixty-month term note payable in the amount of $60,000 principal with 0% interest.  The Company is required to make annual $12,000 payments.  At June 30, 2004, the outstanding balance was $36,000 but as required by generally accepted accounting principles, the Company records this interest-free debt at a discounted net present value of $32,594.

In July 1994, the Company’s CJC subsidiary borrowed $150,000 from a private party.  This note was repaid in full in April 2004.

Maturities of notes payable for the 5 years succeeding June 30, 2004 are:

2005	$290,980
2006	$272,000
2007	$272,000
2008	$260,000
2009	$64,755
Total	$1,159,735

5.               Line of Credit

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The financing agreement provides the Company with a one-year $200,000 revolving line of credit at a variable interest rate of LIBOR plus 2.4% (3.74% at June 30, 2004), to be used for working capital needs.  The Company is required to make monthly interest-only payments on any outstanding principal, with the final payment of all outstanding principal plus interest due on March 31, 2005.  No principal was outstanding under this line of credit at June 30, 2004.

6.               Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2004 and 2003 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance decreased approximately $(227,000) in the three months ended June 30, 2004 and decreased approximately $(126,000) in the three months ended June 30, 2003.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At June 30, 2004, the Company had approximate net operating loss carryforwards for federal and state income tax purposes as shown in the following table, which are available to offset any future taxable income.

Expiration Dates	Federal	Ohio
2014	$5,687,281	$7,063,339
2015	17,814,909	17,566,426
2016	1,891,896	1,845,791
2022	880,453	880,453
Totals	$26,274,539	$27,356,009

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

For the nine months ended
June 30

(Unaudited)

	Multipress	Columbus Jack	A1	Corporate	Eliminations (1)	Consolidated
Total Revenues
2003	$1,884,830	$3,827,879	—	—	—	$5,712,709
2004	$2,506,077	$4,481,448	$67,144	—	$(78,932)	$6,975,737

Operating Profits (Losses)
2003	$(16,246)	$739,941	—	$(216,849)	—	$506,846
2004	$373,874	$1,180,263	$(70,797)	$(187,769)	—	$1,295,571

Identifiable Assets
2003	$1,193,579	$2,360,456	—	$1,502,025	$352,756	$5,408,816
2004	$1,478,220	$2,613,447	$38,596	$2,192,682	$351,347	$6,674,292

Depreciation and Amortization Expense
2003	$78,846	$39,940	—	$13,439	—	$132,225
2004	$63,057	$47,276	$2,814	—	—	$113,147

Capital Expenditures
2003	$11,210	$115,754	—	—	—	$126,964
2004	$78,295	$88,112	$18,760	—	—	$185,167

(1) Represents intercompany sales and consolidation entry related to Columbus Jack acquisition.

8. Intangible Assets

A.                                   Intangible assets consist of the following:

	June 30, 2004
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

Additional Paid-in Capital (APIC) and Accumulated Deficit – As long as the Company has an Accumulated Deficit instead of Retained Earnings, Delaware Corporate Law requires dividend payments to be recorded as a reduction of APIC.

11.  Employee Retirement Plans

401(K) PLAN

The Company maintains a 401(K) Plan for the benefit of all full-time employees, except for those covered by the collective bargaining agreement.  Employees may make voluntary contributions to the Plan.  The Company may elect to make employer-matching contributions, but has no plans to do so at this time.  Plan expenses incurred by the Company totaled approximately $3,100 and $5,687 during the nine-months ended June 30, 2004 and 2003, respectively.  There were no significant changes to the plan during the period.

DEFINED BENEFIT PENSION PLAN

The Company maintains a qualified, noncontributory, defined benefit pension plan available to all union employees at CJC after one year of continuous service.  The employee benefit is based on average compensation during the last five consecutive years of employment. The Plan is funded in conformity with ERISA.

Effective January 1, 2004, the CJC subsidiary adopted the Statement of Financial Accounting Standards No.132 R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 R).  SFAS 132 R standardizes disclosure requirements without changing the recognition or measurement of pension or postretirement benefit plans and adds requirements for interim period disclosures.  Net periodic benefit cost included the following components for the nine-months ended June 30:

Defined Benefit Pension Plan	2004	2003
1. Service Cost	$6,405	$11,709
2. Interest Cost	16,053	17,552
3. Expected return on plan assets	9,190	13,672
4. Amortization of unrecognized net transition asset	(7,169)	(7,169)
5. Amortization of prior service costs	0	0
6. Amortization of unrecognized loss	11,299	10,739
Net periodic benefit cost (1+2-3+4+5+6)	17,398	19,159

Assumptions

• Weighted-average discount rate			7.0%	7.0%
• Weighted-average rate of compensation increase to measure PBO			6.0%	6.0%
• Weighted-average expected long-term rate of return on plan assets			8.5%	7.0%
• Inflation:			4.0%	4.0%
• Mortality:	Males:	1971 Group Annuity Mortality Table for Males
	Females:	1971 Group Annuity Mortality Table for Females
• Turnover:			T-3	T-3

For the nine-months ended June 30, 2004 the Company contributed  $20,492 to the plan and we expect contributions for the full year ending September 30, 2004 to be approximately $26,000.

Additionally, after reviewing the earnings assumption rate, management has reduced the weighted-average expected long-term rate of return on plan assets from 8.5% to 7.0% effective April 1, 2004 to reflect the expectations of a less favorable investing environment.  Also, in July 2004 the Company transferred the plan assets to a new investment manager. After discussions with the new manager, the Company changed the investment allocation from an extremely conservative mix to a growth-oriented style consisting of essentially all equities.  Management believes the new asset allocation will provide a higher level of long-term returns than the plan achieved in the past.

12.  Derivatives

On March 18, 2004 the Company entered into an interest-rate swap to reduce its exposure to changes in future interest rates.  The swap fixed the interest rate for 60 months at 5.25% on $639,167 of amortizing debt.  As permitted by SFAS 133, the Company has elected to account for the derivative as a financial instrument at its market value instead of as a hedge, as initially determined, because we believe the effects of market changes on the instrument will not have a material impact on our financial statements.  Under the non-hedge treatment the Company recognizes additional interest expense when the variable rate of LIBOR plus 2.4% is less than the fixed rate of 5.25% and recognizes reduced interest expense when this variable rate exceeds 5.25%.  Additionally, the Company records an unrealized gain or loss to adjust the derivative to market value.  For the nine-months ended June 30, 2004 the Company recognized $2,783 of derivative-related interest expense resulting from the difference in the fixed and variable interest rates, and the Company recorded an unrealized gain of $8,578 resulting from adjusting the derivative to market value as quoted by the Company’s bank.

Although the Company can prepay its notes at any time without penalty, an early payoff of the loan may require the Company to close the swap at market prices, which could represent a gain or a loss to the Company.  As discussed above, at June 30 the unrealized gain is $8,578.

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

The second critical accounting policy relates to accounts receivable.  We establish an Allowance for Doubtful Accounts based upon factors surrounding the credit risk of our customers, historical trends, and other information. Management analyzes each customer account with a balance over 90 days past due and estimates the likelihood of collection.  When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

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

Three Months Ended June 30, 2004 Compared to June 30, 2003

OVERVIEW

Consolidated sales during the quarter ended June 30, 2004 were $2,252,398 compared to $2,075,890 in the quarter ended June 30, 2003, an increase of $176,508 or 8.5%.  Multipress accounted for most of the sales increase as its’ business continues to recover from the economic downturn experienced since 2000.  Consolidated operating income was $527,498 in 2004 compared to income of $313,590 in 2003.  Columbus Jack provided over 70% of the increased operating profit, with the remainder provided by Multipress.

MACHINE TOOLS

Net Sales for the quarter ended June 30, 2004 were $836,198 compared to $692,741 for the quarter ended June 30, 2003, an increase of $143,457, or 20.7%.  We shipped 36 units of machines in 2004 compared to 36 units in 2003.  Approximately $91,000 of the sales increase occurred in the machinery area and $53,000 of the sales increase appeared in the parts & service area.  The increase in machinery is a function of customer needs.  Customization of machines provides larger per-unit revenues than standard machines.  The improving economy allows customers to purchase machines with feature upgrades instead of buying only machines meeting minimum requirements.  However, Multipress remains in an extremely price competitive environment with minimal ability to increase selling prices to customers, even though our costs for items such as steel have increased faster than the rate of inflation.  Our June 30, 2004 backlog was approximately $975,000 compared to $411,000 at June 30, 2003.  On August 6, 2004 our backlog was approximately $847,000.  Due to the significant increase in orders since March, we expect machine tool sales for the three months ending September 30, 2004 to be approximately $1,270,000 and for fiscal year 2004 to be approximately $3.8 million compared to $2.6 million in 2003.  However, we do not expect this level of sales to continue through the first fiscal quarter of 2005.

Operating income was $186,633 compared to operating income of $108,553 for the same period last year.  Gross margins were 42.1% compared to the historical average of 30%.  The increased level of orders is the primary reason for the improved operating results.  We anticipate operating income margin will be approximately 17% of gross sales for the next quarter and approximately 15% for fiscal year 2004.

GROUND SUPPORT EQUIPMENT

Net Sales for the quarter ended June 30, 2004 were $1,437,424 compared to $1,383,148 for the quarter ended June 30, 2003, an increase of $54,276, or 3.9%.  We shipped 130 units of equipment in the quarter compared to 174 units in 2003.  Parts & Service represented approximately 55.8% of 2004 sales compared to 36.3% of 2003.  Our June 30, 2004 backlog was approximately $1.9 million compared to $1.7 million at June 30, 2003.  On August 6, 2004 our backlog was approximately $2.0 million.  We expect ground support equipment sales for the three months ending September 30, 2004 to be approximately $1.3 million and $5.7 million for fiscal year 2004 compared to $4.9 million for 2003.

Operating income was $424,982 compared to operating income of $266,997 in 2003.  Gross margins were 43.7% compared to the historical average of 30%.  The above-average gross margin was due to the heavy weighting of parts & service in the product mix, which produces a higher gross margin than equipment.  The product mix of 55.8% parts & service for this quarter cannot be considered representative of future performance.  Customer needs, which are unpredictable, drive the product mix.  Parts & service represents only 44% of total sales for the 2004 year to date and was 42% in the 2003 fiscal year and 47% in 2002.  We anticipate operating income margin will be approximately 20% of gross sales in the next quarter and approximately 25% for fiscal year 2004.

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

Net sales for the quarter ended June 30, 2004 were $24,378, including $10,447 of intercompany sales.  A1 essentially has no backlog because it provides its products and services almost immediately upon receipt of a customer order.

Operating loss was $(19,691) due to the insufficient level of shipments.  We estimate annual fixed expenses for A1 to be approximately $125,000 and depending on gross margin percentages, we estimate breakeven sales to be between $250,000 and $420,000.  Management is attempting to increase sales by advertising and contacting potential new customers in person.  There can be no guarantee these efforts will achieve the desired effect and therefore, we anticipate losses will continue.  Management is assessing the long-term viability of this operation.

CORPORATE EXPENSES

Corporate expenses were $64,331 in the quarter ended June 30, 2004 compared to $61,960 in 2003.  These expenses primarily consist of public company expenses such as audit fees, liability insurance, and transfer agent fees, as well as the salary of the Company’s CEO, Richard Drexler.  We anticipate corporate expenses to be approximately $80,000 in the next quarter and $267,000 for fiscal year 2004 compared to $244,416 in 2003.  Additionally, over the next 12 to 15 months the Company will be designing and implementing an internal controls compliance program required under Section 404 of the Sarbanes-Oxley Act.  This program, which must be implemented by September 2005, will require significant use of outside consultants and at a minimum will incur expenses of $26,000.  The Company cannot estimate the maximum expenses associated with this project, but it could have a material effect in the Company’s financial statements.

INTEREST EXPENSE, NET

Consolidated net interest expense for the quarter ended June 30, 2004 was $11,536, composed of interest expense of $14,441 and interest income of $2,905, compared to net interest expense of $26,221 for the same period last year.  The decreased expense is due to the lower interest rate on the Company’s debt with its’ bank this year compared to the higher rates provided by private lenders in 2003.  The Company’s recent refinancing in March 2004 reduced the blended interest rate on the outstanding debt to approximately 4.5% compared to an approximate blended rate of 7.8% before the refinancing.  Additionally, in April 2004, the Company prepaid approximately $200,000 of debt.  At June 30, 2004 we have approximately $1.17 million of debt compared to $1.36 million of debt at June 30, 2003.  We anticipate gross interest expense of approximately $14,000 in the September 2004 quarter, with a total of approximately $91,000 for the twelve months ending September 30, 2004 compared to $112,273 in 2003.  Except as discussed in Note 12 (“Derivatives”), none of our existing debt is subject to early repayment penalties.

PROVISION FOR INCOME TAXES

The consolidated income tax provision in 2004 includes a benefit related to utilization of NOL carryforwards of approximately $(227,000).  2003 includes a benefit of approximately $(126,000).  The 2004 and 2003 provisions relate to state income tax and city income tax only.  The 2004 provision does not relate to federal taxes because management estimates no federal income tax will be due based on NOL benefits.

Nine Months Ended June 30, 2004 Compared to June 30, 2003

OVERVIEW

Consolidated sales during the nine months ended June 30, 2004 were $6,975,737 compared to $5,712,709 in the nine months ended June 30, 2003, an increase of $1,263,028 or 22.1%.  Both Multipress and Columbus Jack contributed to the increase.  Consolidated operating income was $1,295,571 in 2004 compared to income of $506,846 in 2003.  The increased sales and reduced operating expenses within the entire Company are the primary reasons for the increased operating profit.

MACHINE TOOLS

Net Sales for the nine months ended June 30, 2004 were $2,506,077 compared to $1,884,830 for the nine months ended June 30, 2003, an increase of $621,247, or 33.0%. We shipped 93 units of machines in 2004 compared to 81 units in 2003.  Multipress remains in an extremely price competitive environment with minimal ability to increase selling prices to customers, even though our costs for items such as steel have increased faster than the rate of inflation.  Our June 30, 2004 backlog was approximately $975,000 compared to $411,000 at June 30, 2003.  On August 6, 2004 our backlog was approximately $847,000.  Due to the significant increase in orders since March, we expect machine tool sales for fiscal year 2004 to be approximately $3.8 million compared to $2.6 million in 2003.  However, we do not expect this level of sales to continue through the first fiscal quarter of 2005.

Operating income was $373,874 compared to an operating loss of $(16,246) for the same period last year.  The increased level of orders and lower expenses from staff reductions and salary adjustments, along with reallocation of common expenses shared between Multipress and

Columbus Jack are the primary reasons for the improved operating results.  We anticipate operating income margin will be approximately 15% of gross sales for fiscal year 2004.

GROUND SUPPORT EQUIPMENT

Net Sales for the nine months ended June 30, 2004 were $4,481,448 compared to $3,827,879 for the nine months ended June 30, 2003, an increase of $653,569, or 17.1%.  We shipped 417 units of equipment in the nine months of 2004 compared to 546 units in 2003.  Parts and service represented 43.9% of 2004 sales compared to 40.0% in 2003.  Our June 30, 2004 backlog was approximately $1.9 million compared to $1.7 million at June 30, 2003.  On August 6, 2004 our backlog was approximately $2.0 million.  We expect ground support equipment sales to be approximately $5.7 million for fiscal year 2004 compared to $4.9 million for 2003.

Operating income was $1,180,263 compared to operating income of $739,941 in 2003.  Gross margins were 38.8% compared to the historical average of 30%, and should not be considered representative of future performance.  We anticipate operating income margin will be approximately 25% for fiscal year 2004.

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

Net sales for the nine months ended June 30, 2004 were $67,144, including $25,127 of intercompany sales.  A1 essentially has no backlog because it provides its products and services almost immediately upon receipt of a customer order.

Operating loss was $(70,797) due to the insufficient level of shipments.  We estimate annual fixed expenses for A1 to be approximately $125,000 and depending on gross margin percentages, we estimate breakeven sales to be between $250,000 and $420,000.  Management is attempting to increase sales by advertising and contacting potential new customers in person.  There can be no guarantee these efforts will achieve the desired effect and therefore, we anticipate losses will continue.  Management is assessing the long-term viability of this operation.

CORPORATE EXPENSES

Corporate expenses were $187,769 in the nine months ended June 30, 2004 compared to $216,849 in 2003.  The decrease was due to reduced legal fees.  We anticipate corporate expenses to be approximately $267,000 for fiscal year 2004 compared to $244,416 in 2003.  Additionally, over the next 12 to 15 months the Company will be designing and implementing an internal controls compliance program required under Section 404 of the Sarbanes-Oxley Act.  This program, which must be implemented by September 2005, will require significant use of outside consultants and at a minimum will incur expenses of $26,000.  The Company cannot estimate the maximum expenses associated with this project, but it could have a material effect in the Company’s financial statements.

INTEREST EXPENSE, NET

Consolidated net interest expense for the nine months ended June 30, 2004 was $64,037, composed of interest expense of $68,060 and interest income of $4,023, compared to net interest expense of $89,511 for the same period last year.  $13,000 of interest expense related to the issuance of common stock in fiscal 2003 and lower interest rates in 2004 are the reasons for the difference.  The Company’s recent refinancing in March 2004 reduced the blended interest rate on the outstanding debt to approximately 4.5% compared to an approximate blended rate of 7.8% before the refinancing.  Additionally, in April 2004, the Company prepaid approximately $200,000 of debt.  At June 30, 2004 we have approximately $1.17 million of debt compared to $1.36 million of debt at June 30, 2003.  We anticipate gross interest expense of approximately $91,000 for the twelve months ending September 30, 2004 compared to $112,273 in 2003.  Except as discussed in Note 12 (“Derivatives”), none of our existing debt is subject to early repayment penalties.

PROVISION FOR INCOME TAXES

The consolidated income tax provision in 2004 includes a benefit related to utilization of NOL carryforwards of approximately $(543,000).  2003 includes a benefit of approximately $(205,000).  The 2004 and 2003 provisions relate to state income tax and city income tax only.  The 2004 provision does not relate to federal taxes because management estimates no federal income tax will be due based on NOL benefits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a working capital surplus of $2,566,164 compared to a working capital surplus of $1,487,609 at June 30, 2003 and $1,682,702 at September 30, 2003.  The improvement is primarily due to our profitability in the past twelve months.  We believe the surplus will increase in the next quarter as we anticipate a consolidated net profit.  Our net debt, which we define as cash on hand less notes payable was $(311,242).  Our major source of liquidity continues to be from operations; however, we can access a $200,000 line of credit.  We are currently unwilling to issue any additional equity for financing purposes due to the change in control provisions under the IRS Code Section 382, which would severely impact our utilization of our NOL carryforwards.  Additionally, if certain 5% shareholders were to transact in the Company’s common stock Section 382 could recognize a change in control and the NOL carryforwards would be severely impacted.

During the nine months ended June 30, 2004 cash flow from operations provided $998,773 compared to providing $455,808 in 2003.  The improvement is due to our increased profitability and a $338,498 reduction of 2003 operating cash flow for an extraordinary gain.  We expect positive cash flow from operations in the next quarter due to continued profitability.  Cash used for investing activities was $185,167 in 2004 for the purchase of machinery compared to $122,590 in 2003.  We expect investing activities to use over $20,000 in the next quarter for the acquisition of production machinery and computer equipment.  2004 net cash used for financing activities was $380,322 which paid down debt and dividends on preferred stock compared to $79,321 provided by financing in 2003 from a preferred stock offering and a line of credit.  We expect financing activities in the next quarter to use net cash of over $88,000 to pay debt and preferred dividends.

FINANCING

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The Company issued a sixty-month term-note payable in the amount of $1,300,000 principal.  The note has a variable interest rate of LIBOR plus 2.4% (3.74% at June 30, 2004).  As further described in Note 12 (“Derivatives”), the Company entered into an interest rate swap to fix the interest rate at 5.25% on $639,167 of this note.  The proceeds from the note were used to replace approximately $1.25 million of the Company’s existing debt, which had a higher blended interest rate of approximately 7.8%, plus accrued interest through March 18.  The Company issued the first monthly principal payment of $21,666.67 plus interest on March 31, 2004 and the final payment is due on February 28, 2009.  $1,113,333 remained outstanding on this note at June 30, 2004 but as required by generally accepted accounting principles, the Company records this debt at the current market value of $1,104,755.

Except as discussed in Note 12 (“Derivatives”), the agreement includes a clause permitting early repayment without penalty at any time.  The agreement is secured by all of the Company’s assets and requires the Company to meet certain tangible net worth and fixed charge covenants, which the Company is not in violation of.  The note is secured by substantially all of the assets of the Company and its subsidiaries.

The financing agreement also provides the Company with a one-year $200,000 revolving line of credit at a variable interest rate of LIBOR plus 2.4% (3.74% at June 30, 2004) to be used for working capital needs.  The Company is required to make monthly interest-only payments on any outstanding principal, with the final payment of all outstanding principal plus interest due on March 31, 2005.  No principal was outstanding under this line of credit at June 30, 2004.

During the quarter ended June 30, 2004 our Board declared, and we paid, dividends of $15,625 on our preferred stock.  The total dividends declared and paid on the preferred shares for the nine months are $46,875.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In November 1993 the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company’s presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer’s facility.  Although the Company’s subsidiary carries full product liability insurance, the Company’s former management did not notify the insurance carrier within the prescribed time period.  Accordingly, this claim is not covered by insurance.  Based upon consultation with the Company’s counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  In 1995 the Company recorded a provision for this matter that is immaterial to the consolidated financial statements.  In July 2004 the Court granted the Company’s motion for summary judgment to dismiss the Company as a defendant in the suit.  The plaintiff has appealed this decision.  The case is Roberta Jackson v. Multipress, Inc., Quality Products, Inc. and McGill Manufacturing, Case No. 64D02-9311-CT-2675, Superior Court #2, Porter County Indiana.

In 1994 the Company’s Columbus Jack Corporation (“CJC”) subsidiary consented to be identified as a Potentially Responsible Party by the United States Environmental Protection Agency at the Granville Solvents Superfund Site in Granville, Ohio.  On May 14, 2003, the Company and CJC reached a settlement in the Granville Solvents civil action.  The terms of the settlement required the Company to issue a $52,500, 4% note, payable in 24 monthly installments to Granville in exchange for Granville’s dismissal of all claims against the Companies.  On or about May 20, 2003, the case was dismissed with prejudice in accordance with a Notice of Dismissal resulting from the settlement.  Granville Solvents Site Response Management Group, LLC v. Columbus Jack Corporation and Quality Products, Inc., Case No. 02-CVH01782, Court of Common Pleas, Franklin County Ohio.

In November 2002 Richard Ramirez sued QPI Multipress, Inc., in Madera County California Superior Court under a product liability claim.  The claim asserts that on November 14, 2001, plaintiff was severely injured while operating a press manufactured by Multipress in 1994.  Multipress carries product liability insurance, which covers this claim.  Although plaintiff has not made a full demand for damages, the Company believes that its liability insurance coverage is sufficient to cover the amount of any judgment likely to be handed down in this action.  The Company has substantial defenses and believes it is not liable.  The Company has made no provision in the financial statements for any potential loss from this action.  A trial, originally scheduled for July 2004, has been postponed for an undetermined amount of time.  Ramirez v. QPI Multipress, Inc., et al., Case No. CV18743, Madera County Superior Court, California.

Item 2.  Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.             Exhibits

31.1  Section 302 Certification

31.2  Section 302 Certification

32.1  Section 906 Certification

32.2  Section 906 Certification

b.                                      Reports on Form 8-K

Not applicable.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.
Registrant

Date:  August 13, 2004

By:

/s/ Richard A. Drexler

Richard A. Drexler
Chairman and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Tac D. Kensler
Tac D. Kensler
Chief Financial Officer and Principal Accounting Officer