Form 10KSB
period 2004-09-30
QUALITY PRODUCTS INC
filed 2004-12-28
CIK 843462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

COMMON STOCK, $.00001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $9,806,634.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 13, 2004, was $ 2,830,079 based on the price of $1.46 as reported by the OTC electronic bulletin board on such date.

As of December 13, 2004, there were 3,158,497 shares of Common Stock, $.00001 Par Value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There is no annual report, proxy statement, or prospectus to incorporate by reference.

Transitional Small Business Disclosure Format (check one):        Yes ☐   No ☒

QUALITY PRODUCTS, INC.

FORM 10-KSB

PART I

ITEM 1.  BUSINESS

a.  BUSINESS DEVELOPMENT

Quality Products, Inc. (the “Company”), a Delaware corporation, is a holding company, originally organized in 1988 under the name “Analytics Inc.”  We have three wholly-owned operating subsidiaries.  QPI Multipress, Inc. (“Multipress”), an Ohio corporation, is a manufacturer of hydraulic presses and accessories.  The trade name “MultiPress” has been in use for over 60 years.  On April 26, 2001 we acquired Columbus Jack Corporation (“CJC”), an Ohio corporation.  CJC is a manufacturer of hydraulic jacks and other ground support equipment for aircraft.  The trade name “Columbus Jack” has been in use for over 45 years.  Multipress and CJC exhibit similarities and experience synergies in the areas of purchasing, production, engineering and accounting.  However, the two companies differ in the areas of sales and marketing.  Multipress uses a network of manufacturers’ representatives to distribute its products, whereas the majority of sales at CJC are United States government customers that are sold to directly using internal salespeople.  On September 29, 2003 we established A-1 Specialty & Gov’t. Packaging, Inc., an Ohio corporation (“A1”) that provides packaging services for external customers as well as for Multipress and CJC.  On October 3, 2003 A1 acquired inventory and equipment for $22,000.  In November 2004 management decided to discontinue the operations of A1 due to unacceptable performance in 2004 and an unsatisfactory outlook for 2005.  The assets and employees of A1 will be transferred to the other subsidiaries for use in their operations.  Therefore, most of the overhead expenses generated by A1 will be absorbed by the remaining entities.  The discontinuance of A1 is not expected to have a material impact on the Company’s financial statements.

As discussed in our September 2004 Form 15 and 8K SEC filings, the Company has elected to become non-reporting.  Therefore, this 10-KSB report will be our last SEC filing.  However, the Company intends to issue quarterly press releases.

b.  BUSINESS OF QUALITY PRODUCTS, INC.

QPI MULTIPRESS, INC.

Multipress manufactures industrial hydraulic bench presses, floor presses, (together, referred to as  “Multipresses” herein) and accessories used with Multipresses.  The Company is one of the leading producers of industrial hydraulic “C” frame presses in the United States.  Multipresses are used in a variety of industries, including automotive, appliance, abrasive materials, electrical and food compaction industries.  Additionally, we supply repair parts and service for this equipment.  Historically, parts and service has averaged approximately 20% of Multipress’ total revenues and represented approximately 22% of Multipress’ fiscal 2004 revenues.

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

Approximately 75% of the machines Multipress ships are special or modified in some way to suit customer requirements.  In addition to standard C-Frame or Gap Frame presses, 4 Post or 4 Column designs either with or without a moving platen can be furnished up to 1000-ton capacity.  Many special designs and configurations have been furnished in the more than 60 years Multipresses have been produced.  These include ultra high speed, special frames, variations in daylight, throat, bed size, dual or triple units, and several units located around a large dial table.

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

Multipress does not market directly abroad; however, it has sold presses through sales representatives to customers outside of the United States.  In 2004, foreign sales were approximately $67,000.

One customer accounted for 7% of Multipress’ sales in fiscal 2004.

Multipress’ order backlog has no discernable pattern, as customer purchasing is not seasonal.  Multipress’ backlog at September 30, 2004 was approximately $750,000, compared to Multipress’ historical average backlog of $800,000 to $1,000,000.  The backlog usually ships within three to six months from the date ordered.

COLUMBUS JACK CORPORATION

CJC manufactures hydraulic jacks and other ground support equipment for maintenance functions of commercial and government aircraft.  The current product line consists of tripod jacks, axle jacks, towbars, tire bead breakers, tire dollies, tire fixtures, and aircraft weighing systems.  Additionally, we supply repair parts and service for this equipment.  Parts and service represented approximately 41% of Columbus Jack’s fiscal 2004 revenues, compared to 42% in 2003 and the historical average of 45%.

We require many different raw material components for our products, but we are not dependent on any one supplier for these products.  Our relationship with suppliers is satisfactory.

We compete in our market with approximately five other companies worldwide, none of which is dominant.  We compete primarily based on quality, longevity, service, and pricing.

Our products are primarily marketed through three in-house salespeople.  Although our main market is the United States, in 2004 foreign sales were approximately $555,000.

The U.S. government represented approximately 64% of CJC’s sales revenues in fiscal 2004, compared with the historical average of 50%.  The largest single commercial customer represented 5% of CJC’s sales.

CJC’s backlog has no discernable pattern, as customer purchasing is not seasonal.  At September 30, 2004 the backlog was approximately $2.0 million, compared to our historical average backlog of  $1.75 million to $2.0 million.  The backlog usually ships within three to six months from the date ordered.

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

EMPLOYEES

Quality Products employed a total of 57 employees, with 54 of those full-time, as of September 30, 2004, 13 of whom belonged to the International Association of Machinists and Aerospace Workers, AFL-CIO.  We believe our relationship with the union is satisfactory.  The union contract expires August 5, 2006.

GENERAL

The Company has a registered trademark on “Multipress”, and an unregistered trademark on “Columbus Jack”.

The Company does require government approval of its products or services that are sold to the U.S. government.

The Company is not aware of any existing or probable governmental regulations, which will have a material effect on the business.

The Company had no research and development expenses in fiscal years 2004 or 2003.

The Company incurred no material costs or effects due to compliance with environmental laws in 2004 or 2003 except the settlement of the “Granville Solvents vs. CJC” legal proceeding, in which the Company and CJC issued a 24 month, $52,500 principal, 4% annual interest, note payable in exchange for Granville’s release from any future claims.  See Part I, Item 3 for details.

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

As discussed in our September 2004 Form 15 SEC filing, the costs to develop, test, and implement the internal control program required under the Sarbanes Oxley Act were projected to be as much as $300,000, an enormous expense for a small company.  Non-reporting companies are not subject to the requirements of Sarbanes Oxley.  Therefore, this 10-KSB report will be our last SEC filing.  However, the Company intends to issue quarterly press releases.

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

ITEM 3.  LEGAL PROCEEDINGS

In November 1993, the Company and its QPI Multipress subsidiary were sued in Indiana Superior Court by an employee of a company that had purchased one of the Company’s presses from a third party. The plaintiff seeks unspecified monetary damages for a personal injury that occurred in her employer’s facility.  Although the Company’s subsidiary carries full product liability insurance, the Company’s former management did not notify the insurance carrier within the prescribed time period.  Accordingly, this claim is not covered by insurance.  Based upon consultation with the Company’s counsel, the Company does not believe that the litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  Prior to 2004 the Company recorded a provision for this matter that is immaterial to the consolidated financial statements.  In July 2004 the Court granted the Company’s motion for summary judgment to dismiss the Company as a defendant in the suit.  The plaintiff has appealed this decision.  The case is Roberta Jackson v. Multipress, Inc., Quality Products, Inc. and McGill Manufacturing, Case No. 64D02-9311-CT-2675, Superior Court #2, Porter County Indiana.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) On September 30, 2004, Quality Products, Inc., filed a Form 15 with the Securities and Exchange Commission to become a non-reporting public company.  The effect will be that as of January 1, 2005, the Company’s common stock will no longer be eligible for trading on the NASDAQ Bulletin Board.  The Company expects that market makers will continue to trade the Company’s common stock and quote it in the pink sheets.

The Form 15 certified to the Commission that the Corporation has less than $10 million in assets and fewer than 500 shareholders of record.  The Board decided to become non-reporting because of the onerous cost of complying with the internal control and reporting requirements of the Sarbanes/Oxley Act.  In 2002, Congress passed the Sarbanes/Oxley Act and it imposed new requirements on public companies that report to the SEC.  These requirements were scheduled to take effect for Quality Products, Inc. in September 2005.  The Board studied what the Corporation needed to do to meet those requirements.  The Board determined that the resources needed to fulfill the requirements were substantial, both in terms of money and additional responsibilities for the Corporation’s employees.  Because of its onerous burden, the Board of Directors considered the alternatives and decided, unanimously, to become a non-reporting company.  Becoming a non-reporting company eliminates the Sarbanes-Oxley requirements and saves substantial costs estimated to be well over $300,000 during the first year and more than $65,000 annually afterwards.  Accordingly, this is the Corporation’s final report to the Commission.

The following table shows the high and low bid prices for the Company’s Common Stock as reported by the NASD electronic bulletin board (BULLETIN BOARD SYMBOL - “QPDC”), for the period commencing October 1, 2002 to September 30, 2004.  Such prices reflect inter-dealer prices, may not represent actual transactions, and do not include retail markup, markdown, or commissions.

2004	High	Low

First Quarter - December 31, 2003	$1.40	$0.45
Second Quarter - March 31, 2004	1.20	0.76
Third Quarter - June 30, 2004	2.19	0.85
Fourth Quarter - September 30, 2004	2.55	1.35

2003	High	Low

First Quarter - December 31, 2002	$0.55	$0.35
Second Quarter - March 31, 2003	0.35	0.30
Third Quarter - June 30, 2003	0.51	0.35
Fourth Quarter - September 30, 2003	0.70	0.45

(b) Approximate number of equity securities holders:

Title of Class	Approximate Number of Record Holders (as of September 30, 2004)

Common Stock, $.00001 Par Value	430

(c) Dividends:

In October 2002 the Company issued $625,000 of preferred stock with an annual dividend rate of 10% per share.  During fiscal year 2004 the Company paid $62,500 of preferred stock dividends.  No dividends are in arrears.

The Company paid no dividends in the years ending September 30, 2003 or 2004 on its Common Stock and the Company does not anticipate paying dividends in the foreseeable future on its common stock.  The Company is not restricted from paying dividends as long as the preferred stock dividends are not in arrears.  Additionally, the Company must include the preferred shareholders in any dividend payment made to the common shareholders.

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

In connection with the Private Placement, we filed a Certificate of Designations, Preferences, and Rights of the Series A Preferred with the Secretary of State of Delaware (the “Certificate of Designations”).  The Series A Preferred has a stated value of $100 per share, with a dividend rate of 10.0% per annum, declared quarterly.  If the Board does not declare and pay the dividend on the Series A Preferred, then the dividends accrue at the rate of 12%.  The Series A Preferred is nonvoting.  After three years the holders of the Series A Preferred may voluntarily convert their Series A Preferred to common stock.  The conversion price will be the lower of (i) $0.75, or (ii) an amount equal to the average of the closing bid prices of the Common Stock for the 30 consecutive trading days preceding a notice of conversion.  If all of the Series A Preferred is converted at $0.75, then the Corporation will issue 833,333 shares of common stock upon conversion.  The warrants are convertible into 208,331 shares of Common Stock at a price of $0.75 per share (subject to certain adjustments), and expire on the fifth anniversary of their issuance.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  The agreement includes a clause permitting early repayment without penalty at any time.  The Company granted a security interest to the lending group in all of the Company’s assets.  The proceeds from the note were used to pay off the Company’s outstanding debt with a regional bank in the discounted amount of $758,000, and $8,855 of the bank’s legal fees.  The Company recognized a gain of approximately $44,000 in 2003 as a result of this discount.  In March 2004 this note was paid in full.

On September 23, 2003 the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9.00% annual interest.  The proceeds from the note were used to pay off the Company’s outstanding debt with Mr. Dennis Mellman, in the discounted amount of $270,000.  The Company recognized a gain of approximately $30,000 in 2003, representing the difference between the prediscount amount of $300,000 owed to Mr. Mellman and the discounted amount of $270,000.  In March 2004 this note was paid in full.

On November 17, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler.  The Company issued a five-year term note payable in the amount of $200,000 principal at 8.50% annual interest.  The proceeds from the note were used to acquire manufacturing machinery.  In March 2004 this note was paid in full.

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

The first critical accounting policy relates to revenue recognition.  We recognize revenue from product sales when the customer accepts title to the product and the earnings process is complete. We recognize service revenue when the service is rendered.  Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

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

RESULTS OF OPERATIONS

Year Ended September 30, 2004 Compared to September 30, 2003

 OVERVIEW

Consolidated sales increased $2,187,663 or 28.7% during the year ended September 30, 2004 to $9,806,634 from $7,618,971 in the year ended September 30, 2003.  Both Multipress and Columbus Jack contributed to the increase.  Consolidated operating income was $1,880,971 in 2004 as compared to $748,639 in 2003.  The increased sales and reduced operating expenses within the entire Company are the primary reasons for the increased operating profit.

MACHINE TOOLS

Net Sales for the year ended September 30, 2004 were $3,883,940 compared to $2,631,382 for the year ended September 30, 2003, an increase of $1,252,558, or 47.6%. We shipped 125 units in 2004 compared to 109 units in 2003.  Multipress remains in an extremely price competitive environment with minimal ability to increase selling prices to customers, even though our costs for items such as steel, which is a major component of our product, have increased faster than the rate of inflation.  Our September 30, 2004 backlog was approximately $750,000 compared to $514,000 at September 30, 2003.  At December 13, 2004 our backlog is approximately $1.1 million.  We expect machine tool sales for the quarter ending December 31, 2004 to be approximately $1.0 million and for fiscal year 2005 to be approximately $4.2 million.

Fiscal year 2004 operating income was $613,354 compared to $55,028 for the same period a year earlier.  Gross margins were 33.8% compared to 26.0% in 2003 and compared to the historical average of 30%.  The increased level of orders and lower expenses from staff reductions and salary adjustments are the primary reasons for the improved operating results. We anticipate operating income margin will be approximately 14% of gross sales for the quarter ending December 31, 2004 and approximately 15% for the twelve months ending September 30, 2005.

GROUND SUPPORT EQUIPMENT

Net Sales for the year ended September 30, 2004 were $5,923,497 compared to $4,987,589 in 2003, an increase of $935,908 or 18.8%.  We shipped 727 units in 2004 compared to 728 units in 2003.  The September 30, 2004 backlog was approximately $2.0 million compared to $1.6 million at September 30, 2003.  At December 13, 2004 our backlog is approximately $2.1 million.  We expect ground support equipment sales for the quarter ending December 31, 2004 to be approximately $1.4 million and for fiscal year 2005 to be approximately $6.1 million.

Fiscal year 2004 operating income was $1,637,453, compared to $938,027 in 2003.  Gross margins were 40.0% compared to 35.1% in 2003 and compared to the historical average of 30%, and should not be considered representative of future performance. The increased sales and the stricter cost controls, which resulted in improved gross margins, are the primary reasons for the increased operating income.  We anticipate operating income margin will be approximately 14% of gross sales for the quarter ending December 31, 2004 and approximately 20% for the twelve months ending September 30, 2005.  We expect the operating margin to decline from 2004 levels as costs such as raw material, particularly steel, labor, and benefits, especially health insurance, increase in the year ahead.

PACKAGING

A-1 Specialty & Gov’t. Packaging, Inc. is a packaging company supplying services to commercial and government entities as well as to Multipress and CJC.  A1 provides custom packaging and crating for products including furniture, antiques, industrial machinery, computer equipment, and art.  A1 is qualified for all military specifications and prepares both domestic and export shipments.  A1began operations on October 1, 2003.

Net sales for 2004 were $87,601, including $34,346 of intercompany sales.  A1 essentially has no backlog because it provides its products and services almost immediately upon receipt of a customer order.

Operating loss was $(121,889) due to the insufficient level of shipments.  We estimate annual fixed expenses for A1 to be approximately $125,000 and depending on gross margin percentages, we estimate breakeven sales to be between $250,000 and $420,000.  In November 2004 management decided to discontinue the operations of A1 due to unacceptable performance in 2004 and an unsatisfactory outlook for 2005.  The assets and employees of A1 will be transferred to the other subsidiaries for use in their operations.  Therefore, most of the overhead expenses generated by A1 will be absorbed by the remaining entities.  The discontinuance of A1 is not expected to have a material impact on the Company’s financial statements.

CORPORATE EXPENSES

Corporate expenses were $281,669 in fiscal year 2004 compared to $244,416 in 2003.  The increase primarily resulted from: 1) approximately $21,000 of legal and accounting fees to investigate potential business opportunities, and 2) approximately $15,000 of consulting fees for a feasibility analysis of the Sarbanes-Oxley internal control requirements.  The results of this study provided the basis for the decision by the Board of Directors to become a non-reporting company.  As discussed in our September 2004 Form 15 SEC filing, the costs to develop, test, and implement the internal control program required under the Sarbanes Oxley Act were projected to be as much as $300,000, an enormous expense for a small company.  Non-reporting companies are not subject to the requirements of Sarbanes Oxley.  Therefore, this 10-KSB report will be our last SEC filing.  However, the Company intends to issue quarterly press releases.  We expect corporate expenses of approximately $300,000 for fiscal year 2005, including audit fees, directors and officers insurance, transfer agent fees, and legal fees.

INTEREST EXPENSE, NET

Consolidated net interest expense for the fiscal year 2004 was $76,472, composed of interest expense of $87,596 and interest income of $11,124, compared to net interest expense of $112,273 for 2003.  $13,000 of interest expense related to the issuance of common stock in fiscal 2003 and lower interest rates in 2004 are the reasons for the difference.  The Company’s recent refinancing in March 2004 reduced the blended interest rate on the outstanding debt to approximately 4.5% compared to an approximate blended rate of 7.8% before the refinancing.  Additionally, in April 2004, the Company prepaid approximately $200,000 of debt and in September 2004 prepaid another $500,000 of debt.  At September 30, 2004 we have approximately $597,000 of debt at various interest rates and maturity dates.  In December 2004 we entered into a $315,000 term loan with our existing lender to finance certain production machinery.  We expect interest expense of approximately $35,000 for the twelve months ending September 30, 2005.  None of our existing debt is subject to early repayment penalties.

RENTAL INCOME

The Company owns idle equipment located in its facility, which it leases to a local manufacturer on a per diem basis.  The Company recognized income of $57,620 in 2004 and $66,210 in 2003 from this activity.  There is no estimate of how long this income can be generated in the future since it occurs as needed.

PROVISION FOR INCOME TAXES

The consolidated income tax provision in fiscal year 2004 includes a benefit related to utilization of NOL carryforwards of approximately $1,671,000.  2003 includes a benefit of approximately $468,000.  The 2004 and 2003 provisions relate to state income tax and city income tax only.  The 2004 provision does not relate to federal taxes because management estimates no federal income tax will be due based on NOL benefits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had a working capital surplus of $2,529,520 compared to a working capital surplus of $1,682,702 at September 30, 2003.  The improvement is primarily due to our profitability in the past twelve months.  We believe the surplus will increase in the next quarter as we anticipate a consolidated net profit.  Our cash on hand is greater than our debt, so we have no net debt.  Our major source of liquidity continues to be from operations; however, we can access a $700,000 line of credit.  We are currently unwilling to issue any additional equity for financing purposes due to the change in control provisions under the IRS Code Section 382, which would severely impact the utilization of our NOL carryforwards.  Additionally, if certain 5% shareholders were to transact in the Company’s common stock Section 382 could recognize a change in control and the NOL carryforwards would be severely impacted.

2004’s cash flow from operations provided $1,502,895 compared to providing $805,360 in 2003.  The improvement is due to our increased profitability.  We expect positive cash flow from operations in the next quarter due to continued profitability.  Cash used for investing activities was $252,325 in 2004 for the purchase of machinery compared to $136,010 in 2003.  We expect investing activities to use over $35,000 in the next quarter for the acquisition of production machinery and computer equipment.  During 2005 we plan to acquire a minimum of $390,000 of production machinery.  However, 80% of the purchases will be financed, so only the actual cash outlay (projected at $78,000) will appear as capital expenditures under the investing section of our cash flow statement.  Aside from these purchases we have no pre-planned capital expenditures for 2005.  2004 net cash used for financing activities was $968,303, which paid down debt and paid dividends on preferred stock compared to $322,660 used by financing in 2003 to pay down debt and dividends on preferred stock.  We expect financing activities in the next quarter to use net cash of over $97,000 to pay debt and preferred dividends.  For all of fiscal 2005 we project cash used by financing activities to reach a minimum of $350,000.

FINANCING

In December 2004, the Company entered into a term loan with its existing lender to finance 80% of certain production machinery.  The loan allows the Company to draw up to $315,000 of principal through December 31, 2005 to purchase the machines at various times, paying interest only during the draw period.  After the draw period ends the loan will be repaid over sixty months, with the final payment due January 1, 2011.  There is no prepayment penalty.  The interest rate for this loan is LIBOR plus 2.65% (4.99% at December 7, 2004).

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The Company issued a sixty-month term-note payable in the amount of $1,300,000 principal.  The note has a variable interest rate of LIBOR plus 2.4% (4.24% at September 30, 2004).  The agreement includes a clause permitting early repayment without penalty at any time.  The agreement is secured by all of the Company’s assets and requires the Company to meet certain tangible net worth and fixed charge covenants, which the Company is in compliance with.  The proceeds from the note were used to replace approximately $1.25 million of the Company’s existing debt, which had a higher blended interest rate of approximately 7.8%, plus accrued interest through March 18.  The Company issued the first monthly principal payment of $21,666.67 plus interest on March 31, 2004 and the final payment is due on February 28, 2009.  As further described in Note 11 (“Derivatives”), the Company entered into an interest rate swap to fix the interest rate at 5.25% on $639,167 of this note, but terminated this swap in September 2004, while prepaying $500,000 of principal.  $548,333 remained outstanding on this note at September 30, 2004.

In March 2004, the Company entered into a $200,000 revolving line of credit agreement with a regional bank payable at a variable interest rate of LIBOR plus 2.40%.  All assets of the Company are held as collateral.  At September 30, 2004 there was no balance outstanding under this line and no funds have been drawn under this line since its’ inception.  In October 2004 the Company’s lender increased the borrowing availability under the line of credit from $200,000 to $700,000.  The lender agreed to this increase in conjunction with the $500,000 prepayment the Company made on its’ term loan in September.

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000.  Each unit represented:  a) a $50,000 interest in a 6%, $1,500,000 note due December 29, 2000 and extended until December 29, 2002; b) a warrant (Series A) to purchase 10,000 shares of the Company’s common stock at $1 per share during the period November 1, 1997 through September 30, 2000; and c) a warrant (Series B) to purchase 15,000 shares of the Company’s common stock at $2 per share during the period October 1, 1999 through September 30, 2001.  In November 2000, the Company replaced the expired Series A warrants with Series C warrants for each unit holder who agreed to extend the remaining unpaid note balance.  As of September 30, 2003, all the warrants had expired.  In October 2002, the Company repaid the outstanding balances by completing a private placement with a group of investors (see Note 16).

In April 2001, the Company purchased all of the outstanding common stock of Columbus Jack Corporation.  In connection with that purchase, the Company issued a non-interest bearing note payable for $1,060,000 to the former shareholders of CJC.  The Company recorded the note at a discounted present value of $838,435 based upon a 7.0% interest rate.  In September 2003, the Company repaid the outstanding balance of this note, except for $48,000, by completing a financing agreement (see Note 16).  As of September 30, 2004, the outstanding balance was $36,000.  The Company makes annual repayments of $12,000 on this note.

As part of the acquisition of CJC by QPI in April 2001, QPI assumed a CJC note payable of $150,000 to the father of the former majority owner of CJC.  In April 2004 this note was paid in full.

In May 2002, the Company purchased operating equipment from their landlord in exchange for a $180,000 interest-free note.  In March 2004 this note was paid in full.

In April 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8% annual interest.  The Company granted a security interest to the lending group in substantially all of the Company’s assets.  The proceeds from the note were used to repay the Company’s outstanding line of credit with U.S. Bank in the discounted amount of $758,000.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, representing the difference between the prediscount amount of $800,776 owed to the bank and the discounted amount of $758,000.  In March 2004 this note was paid in full.

In May 2003, CJC entered into a settlement agreement with the Granville Solvents Site Response Management Group to settle litigation relating to CJC’s participation in the Granville Solvent Superfund Site.  As part of the settlement, CJC entered into a 2-year note payable to the Granville Solvents Group in the amount of $52,500.  The note calls for monthly payments of $2,279.81 including interest of 4%.  The final payment on the note is due May 1, 2005.  As of September 30, 2004 $15,748 was outstanding under this agreement.

On September 23, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9% annual interest.  The note is unsecured.  The proceeds from the note were used to repay the Company’s debt with the former owner of Columbus Jack in the discounted amount of $270,000.  The Company recognized a gain of approximately $30,000 in the quarter ended September 30, 2003, representing the difference between the prediscount amount of $300,000 owed to the former majority shareholder and the discounted amount of $270,000.  In March 2004 this note was paid in full.

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

During the quarter ended September 30, 2004 our Board declared, and we paid, dividends of $15,625 on our preferred stock.  The total dividends declared and paid on the preferred shares for the twelve months are $62,500.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements annexed hereto and Item 6 above.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended September 30, 2004 and September 30, 2003, there were no disagreements with the Company’s accountants on accounting and financial disclosure practices.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2004, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2004 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal control over financial reporting during the year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 30, 2004, Quality Products, Inc., filed a Form 15 with the Securities and Exchange Commission to become a non-reporting public company.  The effect will be that as of January 1, 2005, the Company’s common stock will no longer be eligible for trading on the NASDAQ Bulletin Board.  The Company expects that market makers will continue to trade the Company’s common stock and quote it in the pink sheets.

The Form 15 certified to the Commission that the Corporation has less than $10 million in assets and fewer than 500 shareholders of record.  The Board decided to become non-reporting because of the onerous cost of complying with the internal control and reporting requirements of the Sarbanes/Oxley Act.  In 2002, Congress passed the Sarbanes/Oxley Act and it imposed new requirements on public companies that report to the SEC.  These requirements were scheduled to take effect for Quality Products, Inc. in September 2005.  The Board studied what the Corporation needed to do to meet those requirements.  The Board determined that the resources needed to fulfill the requirements were substantial, both in terms of money and additional responsibilities for the Corporation’s employees.  Because of its onerous burden, the Board of Directors considered the alternatives and decided, unanimously, to become a non-reporting company.  Becoming a non-reporting company eliminates the Sarbanes-Oxley requirements and saves substantial costs estimated to be well over $300,000 during the first year and more than $65,000 annually afterwards.  Accordingly, this is the Corporation’s final report to the Commission.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

The names, principal occupation, and age of all Directors and officers of the Company at September 30, 2004 are listed below:

Name	Age	Position	Director Since

Kenneth Urbaszewski	57	Director	March 2003

Richard Drexler	57	Chairman and CEO	October 2001

Ted Schwartz	66	President and COO	—

Tac Kensler	37	Chief Financial Officer and Secretary	—

Karen Hart	57	Assistant Treasurer and Assistant Secretary	—

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

Mr. Drexler was appointed to the board in October 2001.  He is currently owner of R.A.D. & Associates, a business consulting firm.  For more than the past five years Mr. Drexler has been President, CEO and Chairman of Allied Products Corporation, an industrial manufacturing company, operating under Chapter 11 bankruptcy since October 2000. He is the sole director of Allied.  He is also the CEO and sole director of ABC NACO, a public company engaged in the manufacturing of products for the rail industry, operating under Chapter 11 bankruptcy. In October 2002, he assumed the position of CEO for Quality Products.  In April 2004, Mr. Drexler joined the Board of Trausch Investors LLC, the leading US company in the re-manufactured refrigerated display case industry.

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

Significant Employees	Age	Position

Dan L. Drexler	31	Director of Operations of Quality Products, Inc.

Mr. Drexler joined the Company as a consultant in June 2002 and was appointed Director of Operations (a non-officer management position) in October 2002.  Mr. Drexler’s responsibilities for Quality Products focus on the areas of business development including acquisitions, mergers, joint ventures and new customer relations.  Prior to joining the Company Mr. Drexler served as an independent business and financial consultant for Enprotech Corp from 2000 - 2002, working in various capacities for the President of the company.  Mr. Drexler was employed at Allied Products Corporation from 1996 - 2000 as Director of Corporate Development & Planning.  In addition to his responsibilities for Quality Products, Mr. Drexler is an independent consultant for a private investment management firm.  In April 2004, Mr. Drexler joined the Board of Trausch Investors LLC, the leading US Company in the re-manufactured refrigerated display case industry.

Family Relationships

Richard Drexler and Dan Drexler are Father and Son.

Involvement in Certain Legal Proceedings

Richard Drexler is President, CEO, Chairman and sole director of Allied Products Corporation, an industrial manufacturing company, operating under Chapter 11 bankruptcy since October 2000. He is also the CEO and sole director of ABC NACO, a public company engaged in the manufacturing of products for the rail industry, operating under Chapter 11 bankruptcy since 2001.

Audit Committee Financial Expert

The Board of Directors has determined that Quality Products does not have an independent financial expert serving on its audit committee.  The Board has been unable to locate any person having the qualifications and willing to serve in the capacity of an independent financial expert for reasonable compensation.  However, we are not required to have an independent financial expert because our common stock is not listed on a securities exchange.

Identification of Audit Committee

Both members of the Board of Directors serve as the Audit Committee, with Mr. Urbaszewski serving as Chairperson.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company for fiscal year 2004, the Company is not aware of any director, officer, or beneficial owner of more than 10% of its outstanding common stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

Quality Products, Inc. has not adopted a formal written code of ethics.  Ethical conduct is assumed.  The Company operates with a small management team and each individual on that team operates in accordance with the highest ethical standards.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation of each executive officer and significant employee during the fiscal years ended September 30, 2002, 2003 and 2004 whose compensation in any of these years exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
								($)	(#)	($)	($)
Richard Drexler	2004	$52,500		$21,000	(1)	—		—	—	—	—
Chairman and CEO	2003	—		$3,500	(1)			—	—	—	—
Since 10/02	2002	—		—		—		—	—	—	—

Bruce Weaver-	2004	—		—		—		—	—	—	—
President (2/96 – 10/02)	2003	$16,036		—		—		—	—	—	—
	2002	$84,204		—		—		—	—	—	—

Theodore Schwartz	2004	$89,126	(2)	$56,358	(1)	$13,931	(3)	—	—	—	—
President and COO	2003	$99,713	(2)	$2,500	(1)	$12,065	(3)	—	—	—	—
	2002	$121,211	(2)	—		$14,688	(3)	—	—	—	—

(1)          Represents expense accrued in fiscal 2003 & 2004, but cash payment was disbursed in first quarter of fiscal 2004 & 2005.

(2)          Mr. Schwartz was provided with premium reimbursement for life insurance as part of salary.  The cost of this item is included in the above table.

(3)          Represents a gross car allowance.

There were no stock options granted to any executive officer during the fiscal year ended September 30, 2004.

As compensation for serving as Directors in fiscal year 2004, Mr. Drexler received $1,000 and Mr. Urbaszewski received $1,000.  Additionally, Mr. Urbaszewski received 5,000 shares of the Company’s common stock as compensation for his position as Chairman of the Audit Committee.  There were no other payments to directors in 2004.  In 2005 the Board compensation has been set as $3,400 annually for outside directors, $0 for inside directors, and $3,000 annually for the Chair of the Audit Committee.

There are no employment contracts or termination of employment or change-in-control arrangements with any executive officer or significant employee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There were no securities authorized for issuance under equity compensation plans in fiscal 2004.

The following tables set forth certain information as of September 30, 2004 regarding the ownership of each class of the Company’s equity securities beneficially owned by each director, each executive officer, all executive officers and directors of the Company as a group, and beneficial owners of more than 5% of any class of securities.  The Company has only one class of Preferred stock outstanding, Series A Convertible Preferred.  The term “Preferred” in the following charts refers to the Series A Convertible Preferred.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class(4)

Common	Dan Drexler	631,665	(1)	18.8%
Preferred	875 N Michigan Ave	1,000		16.0%
	Suite 3350
	Chicago, IL 60611

Common	Richard L. Newberg	596,755		17.7%
	550 N. Island
	Golden Beach, FL 33160

Common	Dale B. Newberg	33,333	(2)	1.0%
Preferred	550 N. Island	1,000		16.0%
	Golden Beach, FL 33160

Common	Jason Drexler	53,333	(3)	1.0%
Preferred	875 N Michigan Ave	1,220		19.5%
	Suite 3350
	Chicago, IL 60611

Common	Wycliff Investments	221,050		6.6%
	PO Box 1369 GT
	Grand Cayman
	Cayman Islands

Common	Bruce Weaver	170,783		5.1%
	500 Villagrande Ave
	St. Petersburg, FL 33707

Common	Murray Koppelman	201,541		6.0%
	230 Park Ave, 7th Floor
	New York, NY 10169

Preferred	Nicole Drexler	390		6.2%
	875 N Michigan Ave
	Suite 3350
	Chicago, IL 60611

(1)          For Mr. Dan Drexler, this represents 65,000 shares owned individually, 533,332 shares owned as a joint tenant with Richard Drexler, and warrants to purchase 33,333 shares within 60 days.

(2)          For Ms. Dale Newberg, this represents warrants to purchase 33,333 shares within 60 days.

(3)          For Mr. Jason Drexler, this includes warrants to purchase 33,333 shares within 60 days.

(4)          Total shares outstanding for common are 3,158,497 issued plus 208,333 convertible from warrants within 60 days.  Total shares outstanding for preferred are 6,250.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class(4)
Common	Richard Drexler	654,165	(1)	19.4%
Preferred	2222 S Third St	2,640	(2)	42.2%
	Columbus, OH 43207

Common	Ted Schwartz	5,000		(3)
	2222 S Third St
	Columbus, OH 43207

Common	Kenneth Urbaszewski	7,000		(3)
	2222 S Third St
	Columbus, OH 43207

Common	Tac Kensler	500		(3)
	2222 S Third St
	Columbus, OH 43207

Common	Directors & Officers as a group	666,665		19.8%
Preferred	(4 persons)	2,640		42.2%

(1)          For Mr. Richard Drexler, this represents 12,500 shares owned directly in an IRA, 533,332 shares owned as a joint tenant with Dan Drexler, and warrants to purchase 108,333 shares within 60 days.

(2)          For Mr. Richard Drexler, this represents 1,450 shares owned in an IRA and 1,190 shares owned in the Richard A. Drexler Trust.

(3)          Less than 1%.

(4)          Total shares outstanding for common are 3,158,497 issued plus 208,333 convertible from warrants within 60 days.  Total shares outstanding for preferred are 6,250.

CHANGES IN CONTROL

Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 17, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, and the Company’s Operations Manager, Dan Drexler and two other members of the Drexler family.  The Company issued a five-year term note payable in the amount of $200,000 principal at 8.50% annual interest.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  At September 30, 2004 this note was paid in full.

On September 23, 2003 the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler and other members of the Drexler family.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9.00% annual interest.  At September 30, 2004 this note was paid in full.

On April 16, 2003, the Company completed a financing agreement with a group of private investors (“the lending group”) including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart and other members of the Drexler family.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8.00% annual interest.  Prior to entering into the agreement, the Company communicated with numerous commercial lenders, but none were willing to provide an offer to the Company on terms as favorable as those offered by the lending group.  At September 30, 2004 this note was paid in full.

In October 2002, Mr. Richard Drexler, Chairman and CEO of the Company, purchased 4,080 shares of the Company’s preferred stock as part of a private placement in which the Company raised $625,000, which was used to reduce debt.  Several members of Mr. Drexler’s family participated in the private placement as well as Dale Newberg, a significant shareholder.  In total the Drexler family acquired 5,250 of the 6,250 shares issued in the sale.

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

22

4.5	-

$250,000 Unsecured Promissory Note dated September 23, 2003, by and among the Company and Richard A. Drexler Trust, Eleanor Metnick, RD&J Corporation, and the Dale S. Drexler Living Trust incorporated by reference from 8-K filed November 18, 2003.

4.6	-	$315,000 Promissory Note dated December 9, 2004 between the Company and Huntington National Bank.

4.7	-	Certificate of Designations dated October 8, 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.8	-	Dennis Mellman note payable dated October 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.9	-	Revolving Loan Agreement dated October 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

4.10	-	Guarantee dated September 23, 2003 incorporated by reference from 8-K filed November 18, 2003.

4.11	-

$200,000 Secured Promissory Note dated November 17, 2003, by and among the Company and Richard A. Drexler Trust, Dan L. Drexler, Jason I. Drexler, and the Dale S. Drexler Living Trust incorporated by reference from 8-K filed November 18, 2003.

4.12	-	Security Agreement dated November 17, 2003 incorporated by reference from 8-K filed November 18, 2003.

4.13	-	Guarantee dated November 17, 2003 incorporated by reference from 8-K filed November 18, 2003.

4.14	-	$1.3 million promissory note dated March 18, 2004, between the Company and Huntington National Bank incorporated by reference from 8-K dated March 18, 2004.

4.15	-	$200,000 line of credit promissory note dated March 18, 2004, between the Company and Huntington National Bank incorporated by reference from 8-K dated March 18, 2004.

4.16	-	$700,000 line of credit promissory note dated September 27, 2004, between the Company and Huntington National Bank, which replaces the March 18, 2004 $200,000 line of credit.

10.1	-

Agreement for Purchase and Sale of Business Assets between Quality Products, KSD Packaging & Shipping, and Dennis Mellman effective October 1, 2003 incorporated by reference from 10-KSB for the period ending September 30, 2003.

10.7	-	Building Lease Agreement effective October 1, 2003 incorporated by reference from 10-KSB for the period ending September 30, 2003.

10.8	-	Building Lease Agreement effective November 10, 2003 incorporated by reference from 10-KSB for the period ending September 30, 2003.

10.9	-	Richard Drexler November 2002 compensation arrangement for fiscal 03 incorporated by reference from 10-KSB for the period ending September 30, 2002.

10.10	-	Building Lease Agreement effective August 1, 2002 incorporated by reference from 10-KSB for the period ending September 30, 2002.

21	-	Subsidiaries of Quality Products, Inc.

31.1	-	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Executive Officer

31.2	-	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Financial Officer

32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On September 30, 2004 the Company issued a report on Form 8-K announcing the decision to become non-reporting and deregister its common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

2004:  $55,994

2003:  $55,890

Audit-related Fees

2004:  None

2003:  None

Tax Fees – preparation of federal and state income tax returns and state sales tax returns; tax advice for NOL carryforwards.

2004:  $  7,445

2003:  $12,465

All Other Fees - Board of Directors and Audit Committee meetings

2004:  $2,844

2003:  $3,200

Audit Committee Pre-approval Procedure

Annually the Company’s audit committee shall select, evaluate, and, when appropriate replace the outside auditor for the Company subject to the full Board approval or shareholder vote.  100% of the auditing and tax preparation services identified above were approved by the audit committee.

There were no hours of audit work performed by persons other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quality Products, Inc.

By:	/s/ Richard A. Drexler	Date: December 28, 2004
Richard A. Drexler
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Richard A. Drexler	Date: December 28, 2004
Richard A. Drexler
Director and Principal Executive Officer

/s/ Tac D. Kensler	Date: December 28, 2004
Tac D. Kensler
Chief Financial Officer and Principal Accounting Officer

/s/Kenneth T. Urbaszewski	Date: December 28, 2004
Kenneth T. Urbaszewski
Director

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

No proxy statement or annual report has been sent to security holders.

QUALITY PRODUCTS, INC.

Consolidated Financial Statements
As of September 30, 2004 and
For the Years Ended
September 30, 2004 and 2003
and Independent Auditors’ Report

QUALITY PRODUCTS, INC.

INDEPENDENT REGISTERED AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Quality Products, Inc.:

We have audited the accompanying consolidated balance sheet of Quality Products, Inc. (the “Company”) as of September 30, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended September 30, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2004 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Farber & Hass LLP
November 19, 2004 Camarillo, California

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$697,476
Accounts receivable, net	1,356,610
Inventories, net	2,135,698
Prepaid expenses and other current assets	218,404
Total current assets	4,408,188

PROPERTY AND EQUIPMENT, net	730,974

GOODWILL, Less accumulated amortization of $19,174	1,821,535

TOTAL ASSETS	$6,960,697

(Continued)

QUALITY PRODUCTS, INC.

CONSOLIDATED BALANCE SHEET - Continued
SEPTEMBER 30, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of notes payable	$24,893
Current portion of bank notes payable	260,000
Current portion of lease obligation	2,578
Accounts payable	752,408
Accrued payroll and payroll related expenses	191,903
Other accrued expenses and current liabilities	359,337
Customer deposits	287,549
Total current liabilities	1,878,668

LONG-TERM DEBT, Net of current portion
Notes payable	24,000
Bank notes payable	288,333
Total long term debt	312,333

TOTAL LIABILITIES	2,191,001

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible preferred stock	1
Common stock	32
Additional paid-in capital	25,987,837
Accumulated deficit	(21,218,174)
Total stockholders’ equity	4,769,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,960,697

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

NET SALES	$9,806,634	$7,618,971

COST OF GOODS SOLD	6,186,808	5,181,518

GROSS PROFIT	3,619,826	2,437,453

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,738,856	1,688,814

INCOME FROM OPERATIONS	1,880,970	748,639

OTHER INCOME (EXPENSE):
Interest expense	(87,596)	(113,341)
Interest income	11,124	1,068
Rental income	57,620	66,210
Gain on debt extinguishment	—	368,498
Impairment of investment	(9,459)	—
Miscellaneous other income	1,180	6,095
Other income (expense), net	(27,131)	328,530

INCOME BEFORE INCOME TAXES	1,853,839	1,077,169

PROVISION FOR INCOME TAXES	67,252	30,272

NET INCOME	$1,786,587	$1,046,897

EARNINGS PER SHARE:
Basic	$.55	$.31
Diluted	$.45	$.31

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

					ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCES, OCTOBER 1, 2002	0	$0	3,153,497	$32	$25,483,088	$(24,051,658)	$1,431,462

PRIVATE PLACEMENT OF 6,250 SHARES OF CLASS A PREFERRED STOCK @ $100 PER SHARE	6,250	1			624,999		625,000

PREFERRED DIVIDENDS PAID					(63,750)		(63,750)

NET INCOME						1,046,897	1,046,897

BALANCES, SEPTEMBER 30, 2003	6,250	1	3,153,497	32	26,044,337	(23,004,761)	3,039,609

COMMON SHARES ISSUED FOR SERVICES			5,000	0	6,000		6,000

PREFERRED DIVIDENDS PAID					(62,500)		(62,500)

NET INCOME						1,786,587	1,786,587

BALANCES, SEPTEMBER 30, 2004	6,250	$1	3,158,497	$32	$25,987,837	$(21,218,174)	$4,769,696

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,786,587	$1,046,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155,340	146,786
Common stock issued for services	6,000	—
Provision for obsolete inventory	—	12,169
Provision for doubtful accounts	48,893	7,651
(Gain) on sale of assets	—	(538)
Impairment of investment	9,459	—
Changes in operating assets and liabilities:
Accounts receivable	(641,297)	30,363
Inventories	(308,223)	(309,091)
Other assets	(24,290)	60,191
Accounts payable	164,193	(297,275)
Accrued payroll	95,874	46,807
Accrued Expenses	73,546	(55,249)
Customer deposits	136,813	116,649
Net cash provided by operating activities	1,502,895	805,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(252,325)	(138,710)
Cash received from sale of asset	—	2,700
Net cash used in investing activities	(252,325)	(136,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on non-related party long-term debt	(1,058,217)	(584,407)
Proceeds from long-term debt	1,300,000	—
Net proceeds from related party debt	—	270,497
Payments on related party debt	(1,143,000)	—
Bank Line of Credit	—	(570,000)
Capital Lease Payments	(4,586)	—
Cash received from issuance of preferred stock	—	625,000
Dividends paid to preferred stockholders	(62,500)	(63,750)
Net cash used in financing activities	(968,303)	(322,660)

NET INCREASE IN CASH AND CASH EQUIVALENTS	282,267	346,690

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	415,209	68,519

CASH AND EQUIVALENTS, END OF YEAR	$697,476	$415,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$88,737	$113,341
Cash paid for taxes	$45,601	$23,259

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In April 2003, the Company entered into a capital lease of approximately $10,440 to acquire machinery.

In November 2003, the Company issued a $200,000, 8.5% note payable to a group of private investors in exchange for a Mazak M-5 milling machine.

See notes to consolidated financial statements.

QUALITY PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description - Quality Products, Inc. (the “Company”) is a holding company.  The Company’s operating subsidiaries are QPI Multipress Inc. (“Multipress”), a manufacturer of industrial hydraulic presses, Columbus Jack Corporation (“CJC”), a manufacturer of ground support equipment for aircraft, and A1 Specialty & Gov’t. Packaging, Inc. (“A1”), a provider of crating and packaging services.  In October 2003, A1 purchased $22,000 of business assets from the former owner of Columbus Jack. Due to continuing operating losses, in November 2004 management decided to discontinue the operations of the Company’s A1 subsidiary (Note 17).

Substantially all of CJC’s manufacturing employees are subject to a collective bargaining agreement that expires in August 2006.

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries.  Intercompany transactions are accounted for at cost.  Overhead expenses shared between CJC and Multipress are allocated at a ratio of 80% to CJC and 20% to Multipress.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable.  The Company places its temporary cash investments in reputable financial institutions.  At September 30, 2004, the Company had substantially all cash and cash equivalents on deposit with one financial institution.  The ending balance exceeded the FDIC insured amount.

At September 30, 2004, two customers (one a U.S. government agency) accounted for 48% (35% and 13% respectively) of trade accounts receivable.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  The Company routinely assesses the financial strength of its customers. The Company normally requires deposits to support large customer orders.  However, the Company’s CJC subsidiary does not require deposits on orders from United States government agencies.

Operating Segment Information – The Company predominantly operates in three industry segments, industrial hydraulic presses, aircraft ground support equipment, and packaging services.  Substantially all of the Company’s assets and employees are located in Columbus, Ohio.  Effective for fiscal years beginning after December 15, 1997, SFAS No. 131 required that public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, the geographic areas in which they operate and their major customers.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. However, this statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical.  Note 5 provides segment information by operating subsidiary.

Accounting for Stock-Based Compensation - Stock option grants are set at the closing price of the Company’s common stock on the day prior to the date of grant.  Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models to provide supplemental information regarding options granted after 1994.  No options were outstanding during the two years ended September 30, 2004 thus having no impact on the current year compensation expense.  The Company records an expense for restricted stock awards (see note 13) based upon the quoted market price of our stock at the date of grant and the vesting period.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company has issued and retired employee stock options in earlier years. Because the Company’s employee stock options have characteristics significantly different from those of exchange traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing pricing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Accounts Receivable - The Company sells industrial hydraulic presses and ground support equipment for commercial aircraft to various companies located throughout the world but concentrated in the United States. The terms of sales vary by customer, however, generally are net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of September 30, 2004 and 2003 the consolidated allowance for doubtful accounts was $103,420 and $54,527, respectively. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. The Company will charge off a customer receivable against the related reserve when convincing evidence exists (e.g. bankruptcy or unresolved customer dispute) that the customer receivable will not be collected.

Significant Customers - Revenues from the federal government to CJC represented approximately $3.8 million or 39% of 2004 consolidated revenues and approximately $2.7 million or 36% of 2003 consolidated revenues.  No other customers represented 10% or more of consolidated revenues in 2004 or 2003.

Foreign Sales - Foreign sales were approximately $622,000 or 6% of 2004 consolidated revenues and approximately $270,000 or 3% of 2003 revenues.

Inventories - Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

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

Warranty Reserve – The Company continues to offer one to three-year coverage for major product groups and maintains a reserve against sales for anticipated future warranty claims.

Revenue Recognition – Revenues from product sales are recognized when the customer accepts title to the product and the earnings process is complete.  Service revenue is recognized when the service is performed.  Cash received in advance of shipment is deferred as a liability in the accompanying financial statements. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101.

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses.  Advertising expense amounted to $18,556 and $35,485 in 2004 and 2003, respectively.

Shipping and Handling Costs - Costs associated with shipment and delivery of products to customers are a component of Cost of Goods Sold in the Consolidated Statement of Income.

Net Income (Loss) Per Share – Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year.  Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of shares outstanding after incorporating the effect of any dilutive shares.

Impact Of New Accounting Standards – In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS 132R.  This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces.  It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The Company adopted the provisions of SFAS 132R on January 1, 2004.  It did not have a material impact on its consolidated results of operations or financial position.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company will adopt this statement for the fiscal year beginning October 1, 2005.  The Company does not believe this statement will have a material impact on its consolidated results of operations or financial position.

2.                                       INVENTORIES

Inventories at September 30, 2004 consist of:

Raw materials	$1,643,330
Finished Goods	94,965
Work-in-process	660,315
Total	2,398,610
Less reserve	(262,912)

Inventories, net	$2,135,698

3.                                       PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 consist of:

Software	$137,806
Plant equipment	1,133,316
Office equipment	275,181
Leasehold improvements	58,443
Leased Assets	10,098
Vehicles	20,148
Total property and equipment	1,634,992
Less accumulated depreciation	(904,018)

Property and equipment, net	$730,974

4.                                       EARNINGS PER SHARE

	2004	2003
Basic:

Weighted Average Shares Outstanding	3,157,186	3,153,497

Net Income	$1,786,587	$1,046,897

Less: Preferred Dividends	$(62,500)	$(63,750)

Net Income attributable to common stockholders	$1,724,087	$983,147

Basic Earnings Per Share	$0.55	$0.31

Note 4 – continued

	2004	2003
Diluted:

Weighted Average Shares Outstanding	3,157,186	3,153,497

Net Effect of Dilutive stock warrants based on the treasury stock method using average market price	80,259	0

Net Effect of Dilutive stock options based on the if-converted method using average market price	833,333	0

Total Shares	4,070,778	3,153,497

Net Income	$1,786,587	$1,046,897

Add (Less): Preferred Dividends	$62,500	$(63,750)

Net Income attributable to common stockholders	$1,849,087	$983,147

Diluted Earnings Per Share	$0.45	$0.31

Average Market Price of Common Stock	$1.22	$0.40

Ending Market Price of Common Stock	$1.50	$0.55

The following items are included in the calculation of diluted earnings per share at September 30, 2004 because they are considered dilutive under SFAS 128, but they are excluded from the calculation for 2003 based on the market price of the common stock:

a) Warrants to purchase 208,331 shares of common stock beginning October 15, 2002 and expiring October 15, 2007, @ $0.75 per share, issued pursuant to the Company’s October 2002 preferred stock offering.

b) Options to obtain, through conversion of preferred stock, without any payment, a minimum of 833,333 shares of common stock beginning October 15, 2005 and continuing indefinitely, pursuant to the Company’s October 2002 preferred stock offering.  The exact number of shares to be issued is calculated by dividing the stated value of the preferred shares ($625,000) by the lesser of $0.75 per share or the 30-day average per-share closing price for the Company’s common stock.

5.                                       FINANCIAL REPORTING FOR BUSINESS SEGMENTS

The Company reports its results in three primary segments, machine tools (Multipress), aircraft ground support equipment (CJC), and packaging (A-1).  Inter-segment sales are recorded at cost and are immaterial.  Overhead expenses shared between CJC and Multipress are allocated at a ratio of 80% to CJC and 20% to Multipress.  Interest income and interest expense are excluded from the operating profits by segment.  Identifiable assets are those used by each segment in its operations.  Corporate assets consist primarily of cash and cash equivalents, investments and prepaid expenses.

	Multipress	Columbus Jack	A1	Corporate	Eliminations (1)	Consolidated
Total Revenues
2003	$2,631,382	$4,987,589	—	—	—	$7,618,971
2004	$3,883,940	$5,923,497	$87,601	—	$(88,404)	$9,806,634
Operating Profits (Losses)
2003	$55,028	$938,027	—	$(244,416)	—	$748,639
2004	$613,354	$1,637,453	$(121,889)	$(281,669)	33,721	$1,880,970
Identifiable Assets
2003	$1,171,685	$2,402,888	$1,000	$1,537,657	$352,756	$5,465,986
2004	$1,510,178	$2,981,044	$34,619	$2,084,764	$350,092	$6,960,697
Depreciation and Amortization Expense
2003	$99,045	$47,741	—	—	—	$146,786
2004	$85,626	$65,962	$3,752	—	—	$155,340
Interest Income
2003	$94	$637	—	$337	—	$1,068
2004	$335	$735	—	$10,054	—	$11,124
Interest Expense
2003	$7,074	$20,195	—	$86,072	—	$113,341
2004	—	$4,989	—	$82,607	—	$87,596
Capital Expenditures
2003	$14,147	$124,564	—	—	—	$138,711
2004	$132,125	$101,440	$18,760	—	—	$252,325

(1)                                  Represents intercompany transactions and consolidation entry related to Columbus Jack acquisition.

6.                                       OPERATING LEASES

At September 30, 2004, the Company was obligated under several non-cancellable operating leases, primarily for the current facilities and equipment that expire over the next four years.  These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for all operating leases was $200,535 in 2004 and $176,315 in 2003.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2004, are:

Year ending September 30:

2005	$217,888
2006	214,636
2007	151,969
2008	145,757

Total	$730,250

7.                                       CAPITALIZED LEASE OBLIGATION

The Company has a capitalized lease obligation, which provides for monthly payments of $435.  The lease matures in 2005 and is collateralized by machinery with a net book amount of approximately $8,583.  Amortization for this capital lease is included with depreciation expense.  Future payments on the lease obligation are as follows:

2005	$2,610
Less interest	(32)
Present value of net minimum lease payments	$2,578

8.                                       BANK BORROWINGS

On March 18, 2004 the Company completed a financing agreement with Huntington National Bank.  The Company issued a sixty-month term-note payable in the amount of $1,300,000 principal.  The note has a variable interest rate of LIBOR plus 2.4% (4.24% at September 30, 2004).  The agreement includes a clause permitting early repayment without penalty at any time.  The agreement is secured by all of the Company’s assets and requires the Company to meet certain tangible net worth and fixed charge covenants, which the Company is in compliance with.  The proceeds from the note were used to replace approximately $1.25 million of the Company’s existing debt, which had a higher blended interest rate of approximately 7.8%, plus accrued interest through March 18.  The Company issued the first monthly principal payment of $21,667 plus interest on March 31, 2004 and the final payment was due on February 28, 2009, but will be made sooner due to prepayments already made.  As further described in Note 11 (“Derivatives”), the Company entered into an interest rate swap to fix the interest rate at 5.25% on $639,167 of this note, but terminated this swap in September 2004, while prepaying $500,000 of principal.  $548,333 remained outstanding on this note at September 30, 2004.

In March 2004, the Company entered into a $200,000 revolving line of credit agreement with a regional bank payable at a variable interest rate of LIBOR plus 2.40%.  All assets of the Company are held as collateral.  At September 30, 2004 there was no balance outstanding under this line.  No draws have been made under this line since its’ inception.

The weighted average interest rate for all short-term bank borrowings outstanding at September 30, 2004 is 4.24%.

Maturities of bank notes payable for the years succeeding September 30, 2004 are:

2005	$260,000
2006	260,000
2007	28,333
Total	$548,333

9.                                       NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

In November 1997, the Company initiated and consummated a private placement offering of 30 units of Company debentures in the amount of $1,530,000.  Each unit represented:  a) a $50,000 interest in a 6%, $1,500,000 note due December 29, 2000 and extended until December 29, 2002; b) a warrant (Series A) to purchase 10,000 shares of the Company’s common stock at $1 per share during the period November 1, 1997 through September 30, 2000; and c) a warrant (Series B) to purchase 15,000 shares of the Company’s common stock at $2 per share during the period October 1, 1999 through September 30, 2001.  In November 2000, the Company replaced the expired Series A warrants with Series C warrants for each unit holder who agreed to extend the remaining unpaid note balance.  As of September 30, 2003, all the warrants had expired.  In October 2002, the Company repaid the outstanding balances by completing a private placement with a group of investors (see Note 16).

In April 2001, the Company purchased all of the outstanding common stock of Columbus Jack Corporation.  In connection with that purchase, the Company issued a non-interest bearing note payable for $1,060,000 to the former shareholders of CJC.  The Company recorded the note at a discounted present value of $838,435 based upon a 7.0% interest rate.  In September 2003, the Company repaid the outstanding balance of this note, except for $48,000, by completing a financing agreement (see Note 16).  As of September 30, 2004, the outstanding balance was $36,000.  The Company makes annual repayments of $12,000 on this note.

As part of the acquisition of CJC by QPI in April 2001, QPI assumed a CJC note payable of $150,000 to the father of the former majority owner of CJC.  In April 2004 this note was paid in full.

In May 2002, the Company purchased operating equipment from their landlord in exchange for a $180,000 interest-free note.  In March 2004 this note was paid in full.

In April 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler, the Company’s Operations Manager, Dan Drexler, the Company’s President, Ted Schwartz, and the Company’s Assistant Treasurer, Karen Hart.  The Company issued a five-year term note payable in the amount of $770,000 principal at 8% annual interest.  The Company granted a security interest to the lending group in substantially all of the Company’s assets.  The proceeds from the note were used to repay the Company’s outstanding line of credit with U.S. Bank in the discounted amount of $758,000.  The Company recognized a gain of approximately $44,000 in the quarter ended June 30, 2003, representing the difference between the prediscount amount of $800,776 owed to the bank and the discounted amount of $758,000.  In March 2004 this note was paid in full.

In May 2003, CJC entered into a settlement agreement with the Granville Solvents Site Response Management Group to settle litigation relating to CJC’s participation in the Granville Solvent Superfund Site.  As part of the settlement, CJC entered into a 2-year note payable to the Granville Solvents Group in the amount of $52,500.  The note calls for monthly payments of $2,279.81 including interest of 4%.  The final payment on the note is due May 1, 2005.  As of September 30, 2004 $15,748 was outstanding under this agreement.

On September 23, 2003, the Company completed a financing agreement with a group of private investors including the Company’s Chairman and CEO, Richard Drexler.  The Company issued a sixty-month term note payable in the amount of $250,000 principal at 9% annual interest.  The note is unsecured.  The proceeds from the note were used to repay the Company’s debt with the former owner of Columbus Jack in the discounted amount of $270,000.  The Company recognized a gain of approximately $30,000 in the quarter ended September 30, 2003, representing the difference between the prediscount amount of $300,000 owed to the former majority shareholder and the discounted amount of $270,000.  In March 2004 this note was paid in full.

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

The weighted average interest rate for short-term borrowings, excluding bank debt, outstanding at September 30, 2004 is 5.10%.

Maturities of notes payable (excluding bank debt) for the years succeeding September 30, 2004 are:

2005	$24,893
2006	12,000
2007	12,000
Total	$48,893

10.                                 INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2004 and 2003 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.  The Company and its wholly owned subsidiaries file consolidated federal and state income tax returns.

The valuation allowance decreased approximately $500,217 and $169,770 in the years ended September 30, 2004 and 2003, respectively, representing primarily net taxable income in 2004 and 2003.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At September 30, 2004, the Company had approximate net operating loss carryforwards for federal and state income tax purposes as shown in the following table, which are available to offset any future taxable income.

Expiration Dates	Federal	Ohio
2009	$4,434,435	$5,506,687
2010	17,814,909	17,566,426
2011	1,891,896	1,845,791
2022	880,453	880,453
Totals	$25,021,693	$25,799,357

The Company’s effective income tax expense differs from the statutory amount because of the effect of the following items

	2004	2003

Federal tax at statutory rate	534,979	229,880
Extraterritorial Income Exclusion	(3,771)	(504)
Meals and Entertainment	1,119	752
Section 263A Adjustment	13,308	(312)
Accounts Receivable Allowance	14,641	1,680
Accrued Vacation	(1,545)	709
Inventory Reserve	(16,861)	2,672
Debt extinguishment		(64,541)
State and local income taxes	67,252	30,272
Other	92	266
Depreciation and Amortization	(41,745)	(832)
Net operating loss carryforward	(500,217)	(169,770)

Income tax expense	67,252	30,272

The Company’s net deferred tax asset consists of the following components, at an estimated federal rate of 15%:

Asset / (Liability)

Section 263A Adjustment	41,500

Accounts Receivable Allowance	15,513

Accrued Vacation	2,605

Inventory Reserve	39,437

Net Operating Loss Carryforwards	3,753,254

Accumulated Amortization	(2,276)

Accumulated Depreciation	(45,761)

Total	3,804,271

Valuation Allowance	(3,804,271)

Net Deferred Tax Asset	0

11.                                 DERIVATIVES

On March 18, 2004 the Company entered into an interest-rate swap to reduce its exposure to changes in future interest rates.  The swap fixed the interest rate for 60 months at 5.25% on $639,167 of amortizing debt. As permitted by SFAS 133, the Company elected to account for the derivative as a financial instrument at its market value instead of as a hedge because the effects of market changes on the swap instrument will not have a material impact on the financial statements.  Under the non-hedge method the Company recognizes additional interest expense when the variable rate of LIBOR plus 2.4% is less than the fixed rate of 5.25% and recognizes reduced interest expense when this variable rate exceeds 5.25%.  Additionally, the Company records an unrealized gain or loss to adjust the derivative to market value.  For the year ended September 30, 2004 the Company recognized $4,272 of derivative-related interest expense resulting from the difference in the fixed and variable interest rates.  The Company voluntarily terminated this swap in September 2004, while prepaying $500,000 of principal.  This early termination closed the swap at market prices resulting in a loss of $980.  The Company has no derivatives currently outstanding.

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

12.                                 Intangible Assets

Intangible assets consist of the following:

	September 30, 2004
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

In accordance with SFAS 142 the Company performed an impairment test of goodwill at September 30, 2004 and determined that no impairment of goodwill was necessary.

We have no intangible assets with finite lives and therefore, we estimate no amortizable expenses will be incurred in the next five years.

13.                                 Stockholders’ Equity

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

Additional Paid-in Capital and Accumulated Deficit – As long as the

Company has an Accumulated Deficit instead of Retained Earnings, Delaware Corporate Law requires dividend payments to be recorded as a reduction of Additional Paid-in Capital.

On January 5, 2004 the Company issued 5,000 shares of restricted common stock to Mr. Kenneth T. Urbaszewski as compensation for his duties as Chairperson of the Audit Committee.

14.                                 EMPLOYEE RETIREMENT PLANS

401(K) PLAN

The Company maintains a 401(K) Plan for the benefit of all full-time employees, except for those covered by the collective bargaining agreement.  Employees may make voluntary contributions to the Plan.  The Company has the option of contributing to the plan, but did not during fiscal 2004 or 2003.  There were no significant changes to the plan during the period.  Plan expenses incurred by the Company totaled approximately $3,100 and $5,686 during 2004 and 2003, respectively.

DEFINED BENEFIT PENSION PLAN

The Company maintains a qualified, noncontributory, defined benefit pension plan available to all union employees at CJC after one year of continuous service.  The employee benefit is based on average compensation during the last five consecutive years of employment. The Plan is funded in conformity with ERISA.  The Company uses a measurement date of September 30 for this plan.

Effective January 1, 2004, the CJC subsidiary adopted the Statement of Financial Accounting Standards No.132 R, Employers’ Disclosures about Pensions and Other Postretirement Benefits(SFAS 132R).  SFAS 132R standardizes disclosure requirements without changing the recognition or measurement of pension or postretirement benefit plans and adds requirements for interim period disclosures.  Net periodic benefit cost included the following components:

Defined Benefit Pension Plan	2004	2003

Service cost	$8,686	$15,879
Interest cost	21,341	23,361
Actual return on Plan assets	17,213	10,457
Amortization of unrecognized net transition asset	(9,559)	(9,559)
Amortization of prior service costs	0	0
Amortization of initial net asset	0	0
Amortization of unrecognized loss	15,065	14,319
Net asset (gain) deferred for later recognition	(29,340)	(28,611)

Net periodic benefit cost	$23,406	$25,846

The following table sets forth the combined status of the Plan as recognized in the balance sheet at September 30:

	2004	2003

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year	$345,402	$407,831
Service cost	8,686	15,879
Interest cost	21,341	23,361
Amendments	0	0
Actuarial gain (loss)	(26,485)	(60,219)
Benefits paid	(47,255)	(41,450)

Benefit obligation, end of year	$301,689	$345,402

	2004	2003
CHANGE IN PLAN ASSETS:
Fair value of Plan assets, beginning of year	$159,042	$181,524
Actual return on Plan assets	(17,213)	(10,457)
Company contributions	25,779	29,425
Benefits paid	(47,255)	(41,450)

Fair value of Plan assets, end of year	$120,353	$159,042

FUNDED STATUS OF THE PLAN:
Pension benefit obligation:
Accumulated benefit obligation:
Vested	$(262,185)	$(266,725)
Non-vested	(660)	(6,900)
Total accumulated benefit obligation	(262,845)	(273,625)
Additional benefits based on estimated future salary levels	(38,844)	(71,777)
Projected benefit obligation	(301,689)	(345,402)
Fair value of Plan assets	120,353	159,042
Funded status	(181,336)	(186,360)
Unrecognized net transition asset	(28,679)	(38,238)
Unrecognized prior service cost	0	0
Unrecognized net loss	256,632	268,842

Prepaid pension cost	$46,617	$44,244

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	7.0%	7.0%
Expected return on Plan assets	7.0%	8.5%
Rate of compensation increase	6.0%	6.0%
Inflation	4.0%	4.0%

The rate of return on plan assets is based on historical trends of asset performance.  After consultation with the Company’s actuarial firm, management reduced the rate of return on plan assets from 8.5% to 7.0% effective April 1, 2004 to reflect the expectations of a less favorable investing environment.

COMPOSITION OF PLAN ASSETS:	2004	2003
Cash and cash equivalents	5.0%	100.0%
Equity mutual funds	95.0%	0.0%
Total	100.0%	100.0%

Estimated Future Benefit Payments

2005	$28,141
2006	$28,366
2007	$29,662
2008	$31,530
2009	$31,530
Years 2010-2014	$181,223

The Company expects to contribute $28,200 to the plan in 2005.

INVESTMENT MANAGEMENT POLICY

This Investment Management Policy will define the purpose of the Columbus Jack Pension Plan managed cash, stock and bond portfolio, for which the Huntington National Bank serves as custodian, trustee, and investment manager.  This policy statement identifies the plan’s goals and objectives as they pertain to the cash, fixed income, and equity allocations, and provides the guidelines for the investing of plan assets.

CASH

$15,000 to $20,000 will be kept in Trust shares of Huntington Money Market Funds to cover potential distributions.  Any amount of plan assets over this threshold will be invested according to the guidelines stated in this document.

EQUITIES

This asset class will consist of Trust shares of Huntington equity mutual funds and the asset range will be 80 to 100% of non-cash holdings.   Up to 10% of non-cash holdings may be placed in foreign entities and the remainder will be invested in domestic entities.

FIXED INCOME

The fixed income portion of the non-cash holdings will consist of Trust shares of Huntington investment grade bond funds. The asset range will be 0% to 20% of non-cash holdings.

RESULTS EXPECTED

Cash

The benchmark will be the higher of the Lipper Treasury Money Market Fund average and the Lipper Money Market Fund average.

Equities

Annual total investment returns consistent with a weighting of 95% Wilshire 5000 Index and 5% EAFE.

Fixed Income

Annual total investment returns exceeding the Equity standard when the asset class is used. It is understood that this asset class may have no investments for long periods of time.

Overall Portfolio

Columbus Jack believes that the minimum expected overall long-term return of the fund, exclusive of employer contributions and participant distributions is 7%.

15.                                 COMMITMENTS AND CONTINGENCIES

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

In May 2003, the Company entered into a settlement agreement relating to the Company’s participation in the Granville Solvents Group (see Note 9).  As part of the settlement, the Company entered into a two-year note payable of $52,500. The case was dismissed with prejudice in accordance with a Notice of Dismissal resulting from the settlement.  Granville Solvents Site Response Management Group, LLC v. Columbus Jack Corporation and Quality Products, Inc., Case No. 02-CVH01782, Court of Common Pleas, Franklin County Ohio.

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

16.                                 PRIVATE PLACEMENT

On October 15, 2002, the Company completed a private placement (the “Private Placement”) with a group of investors including the Company’s Chairman, Richard Drexler, whereby the Company sold: (i) 6,250 shares of its Series A Convertible Preferred Stock, par value $0.00001 per share and stated value of $100 per share convertible into at least 833,333 shares of common stock with a dividend of 10% per share on $100 stated value (the “Series A Preferred”); and (ii) warrants to purchase an aggregate of 208,331 shares of the Company’s Common Stock at an exercise price of $0.75 per share for an aggregate purchase price of $625,000.  The current investor group consists of Dale Newberg, Richard Drexler, Dan L. Drexler, Jason Drexler, and Nicole Drexler.

The Company used the Private Placement proceeds to reduce existing debt.  Specifically, the Company repaid the $345,000 principal outstanding under the Company’s note to Eastlake Securities, Inc., due in December 2002.  Additionally, the Company refinanced the note payable issued in April 2001 for the acquisition of Columbus Jack Corporation.  The refinancing consisted of a cash payment of $200,000 and the issuance of a $300,000 note payable, bearing interest at 10% annually.  This note has been fully repaid.  The Company recognized miscellaneous income of approximately $300,000 during the quarter ending December 31, 2002 as a result of this refinancing.

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

17.                                 SUBSEQUENT EVENTS (UNAUDITED)

In October 2004, the Company’s lender increased the borrowing availability under the line of credit from $200,000 to $700,000.  The lender agreed to this increase in conjunction with the $500,000 prepayment the Company made on its’ term loan in September.

On November 1, 2004, the Company’s management decided to discontinue the operations of the A1 subsidiary.  The decision was made as a result of the unsatisfactory operating performance of A1, and an unfavorable outlook for future business.  The assets and employees of A1 will be transferred to the other subsidiaries for use in their operations.  The discontinuance of A1 is not expected to have a material impact on the Company’s financial statements.